Form 10-K
period 2021-12-31
Nabors Energy Transition Corp.
filed 2022-03-28
CIK 1854458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-41073

NABORS ENERGY TRANSITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2916523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 West Greens Road, Suite 1200

Houston, TX 77067

(Address of principal executive office)

(281) 874-0035

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	NETC.U	NYSE
Class A common stock, $0.0001 par value per share	NETC	NYSE
Warrants included as part of the units	NETC.WS	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one share of Class A common stock and one-half of one warrant, began trading on the New York Stock Exchange on November 17, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing on January 7, 2022, holders of the units were permitted to elect to separately trade the shares of Class A common stock and public warrants included in the units.

As of March 21, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

NABORS ENERGY TRANSITION CORP.

CERTAIN TERMS

References to the “company,” “we,” “us” or “our” are to Nabors Energy Transition Corp and references to:

•	“common stock” are to our Class A common stock, our Class B common stock and our Class F common stock, collectively;
•	“Initial Public Offering” are to the initial public offering of Nabors Energy Transition Corp, which closed on November 19, 2021 (the “IPO Closing Date”);
•	“founder shares” are to shares of our Class F common stock, par value $0.0001 per share, initially purchased by our sponsor in a private placement prior to the Initial Public Offering, the shares of our Class B common stock issued upon the automatic conversion thereof at the time of our initial business combination, or earlier at the option of the holder, and the shares of our Class A common stock issued upon the conversion of the Class B common stock;
•	“initial stockholders” are to our sponsor and other holders of our founder shares prior to our Initial Public Offering;
•	“Nabors” are to Nabors Industries Ltd., a Bermuda exempted company and affiliate of our sponsor;
•	“private placement warrants” are to the warrants issued to the owners of our sponsor and our independent directors in a private placement simultaneously with the closing of the Initial Public Offering;
•	“private warrantholders” are to the direct or indirect owners of our sponsor and our independent directors that purchased private placement warrants;
•	“public shares” are to shares of our Class A common stock, par value $0.0001 per share, sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders, board of directors and management team to the extent our initial stockholders, board of directors and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“public warrants” are to the warrants sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market), consisting of one public share and one-half of one redeemable warrant; and
•	“sponsor” are to Nabors Energy Transition Sponsor LLC, a Delaware limited liability company and an affiliate of Nabors. Our sponsor is managed by Nabors Corporate Services, Inc., a Delaware corporation and a wholly owned subsidiary of Nabors, and owned by Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg and a wholly owned subsidiary of Nabors, and Greens Road Energy LLC, a Delaware limited liability company controlled by Anthony G. Petrello, our President, Chief Executive Officer, Secretary and Chairman and the Chairman, President, Chief Executive Officer and director of Nabors. Greens Road Energy LLC is owned in part by certain members of our management team, including Anthony G. Petrello, William J. Restrepo, our Chief Financial Officer and Chief Financial Officer of Nabors, Siggi Meissner, our President of Engineering and Technology and President of Energy Transition & Industrial Automation of Nabors, Guillermo Sierra, our Vice President-Energy Transition and Vice President of Strategic Initiatives-Energy Transition of Nabors, and John Yearwood, our director and a director of Nabors.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	actual and potential conflicts of interest relating to Nabors, our sponsor and other parties in which members of our directors or management team are involved;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as geopolitical tensions, terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	the voting structure of our common stock, including any potential adverse effect on our ability to complete an initial business combination and, following our initial business combination, the ability of Nabors and our sponsor to exercise control over our policies and operations, each as a result of the high vote feature of our Class B common stock;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance;
•	risks and uncertainties related to the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors;
•	the potential tax consequences of investing in our securities; or
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report .

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Risk Factor Summary

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in this section.

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by our management team and Nabors may not be indicative of future performance of an investment in us.
•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•	If we seek stockholder approval of our initial business combination, our initial stockholders, board of directors and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
•	The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
•	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and the status of debt and equity markets.
•	We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
•	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
•	If we seek stockholder approval of our initial business combination, our initial stockholders, sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
•	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
•	If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination after the closing of the Initial Public Offering), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
•	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor, including uncertainty with respect to the allocation of basis among the components of our units, the tax treatment of a cashless exercise of public warrants and the applicable holding period of our Class A common stock.
•	Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

PART I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated on March 24, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. Since the consummation of our Initial Public Offering, we have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, including entering into discussions with potential target businesses, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or had discussions with or with any other target businesses.  We have also neither engaged in any operations nor generated any revenue to date.

Prior to our Initial Public Offering, on March 30, 2021, our sponsor purchased an aggregate of 8,625,000 founder shares, for an aggregate purchase price of $25,000.  In November 2021, our sponsor surrendered an aggregate of 1,900,000 founder shares to the Company at no cost.  An aggregate of 175,000 founder shares were issued to our independent directors for an aggregate of $700.  As of December 31, 2021, there were 6,900,000 founder shares outstanding.

On November 19, 2021, we consummated our Initial Public Offering of 27,600,000 units at $10.00 per Unit, generating gross proceeds of approximately $276.0 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was deferred underwriting commissions.  Each unit consisted of one share of Class A common stock and one half of one redeemable public warrant.  Each public warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 13,730,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of $13.7 million.

Commencing January 7, 2022, holders of the units sold in our Initial Public Offering may elect to separately trade the shares of Class A common stock and public warrants included in the units. The shares of Class A common stock and public warrants that are separated trade on the New York Stock Exchange (“NYSE”) under the symbols “NETC” and “NETC.WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “NETC.U.”

Business Strategy

Our strategy is to identify solutions, opportunities, companies or technologies that facilitate, improve or complement the ongoing global energy sector’s shift from fossil-based systems of energy production and consumption -- including oil, natural gas and coal -- to renewable energy sources such as geothermal energy or hydrogen, which support the transition towards a low- or no-carbon emitting future and reduce greenhouse gas (“GHG”) emissions as energy consumption continues to rapidly grow, which is known as the “energy transition.” We intend to prioritize environmental, social and governance (“ESG”) factors advancing the energy transition.

Specific sectors on which we intend to focus include alternative energy, energy storage, emissions reduction and carbon capture, utilization and sequestration (“CCUS”). We intend to leverage Nabors’ particular energy transition experience and its expertise developing and globally deploying discrete, mobile assets, advanced technologies and applications, such as digital controls and analytics, as well as the commercial, operational and financial expertise and industry relationships of our directors and executive officers to effectively identify and execute on investment opportunities.

The energy transition has gained traction across multiple markets. Nabors has developed a deep understanding of the transformation of the energy landscape, having successfully operated for more than a century through multiple significant transitions. These include the progressive evolution of drilling rigs from mechanical to the modern AC electric rig, the expansion of hydrocarbon exploration and development to offshore and remote domains, the digitization of field operations and, most recently, the adoption of automation across multiple phases of the drilling process. We believe Nabors is the recognized leader in driving robotics for land and offshore rigs. Historically, Nabors has also been active in geothermal energy development in several countries and retains technical leadership in developing and managing geothermal assets. Nabors’ and our management team’s combined experience includes a thorough understanding of market drivers and a track record of proactively anticipating significant market shifts.

We intend to focus on acquisition opportunities with meaningful and attractive growth prospects with a principal focus on advancing the energy transition. More specifically, we intend to focus on:

•	alternative energy sources, including but not limited to geothermal energy;
•	power management, energy storage and distributed energy systems;
•	CCUS;
•	advanced combustion technologies targeting emissions reduction;
•	autonomous and industrial mobility; and
•	other industrial applications.

Our initial business combination strategy will target opportunities that would offer market leadership, and which would benefit from both the financial flexibility of access to public capital markets and the access to Nabors’ own market presence and operational and functional expertise.  We believe our relationship with Nabors and its long record of successfully navigating technology evolutions, as well as its global operational and manufacturing platform and its history of identifying and integrating accretive acquisitions, will enable deal flow and be attractive to potential acquisition targets.

Specific elements of our strategy include:

•	capitalizing on emerging energy transition to decarbonization;
•	participating in the development of renewable energy sources;
•	identifying acquisition opportunities with sustainable competitive advantages;
•	leveraging Nabors’ global operational, commercial and manufacturing platform and capabilities to develop and deploy technology; and
•	providing strong sponsor support.

Our Sponsor

Our sponsor is Nabors Energy Transition Sponsor LLC, which is (i) managed and co-owned by, and is an affiliate of, Nabors, a public corporation with operations providing services and equipment for upstream oil and gas exploration and production (“E&P”), and (ii) co-owned by Greens Road Energy LLC.

Nabors and its predecessor entities have been continuously operating in the energy sector for over 100 years. Since the late 1980s, Nabors has become one of the global drilling industry’s largest contractors through a combination of organic growth and many successful acquisitions.

As a strategic partner, Nabors brings several significant sources of value to the company. These include:

•	opportunity to readily scale technology across global markets;
•	established operational, safety, risk management, financial, accounting and reporting systems and best practices in place;
•	worldwide footprint in markets accounting for more than 70% of hydrocarbon production;
•	opportunity to design, commercialize, deploy and operate cutting-edge technology and assets on a global basis;
•	low-cost manufacturing capacity in Nabors’ Canrig operation; and
•	modular, automation, remote controlled and monitored system expertise.

Nabors’ capabilities have been proven across a multitude of demanding environments. It has operated successfully in surface conditions as varied as the Middle East desert, sub-zero temperatures in the Arctic, and difficult, dense and logistically challenged locations, as well as offshore in both shallow and deep water. Subsurface conditions, which are seen as particularly challenging in the industry yet ordinary course for Nabors, include high temperatures and pressures typically encountered by oil and gas wells at depth, as well as volatile or corrosive compounds in hydrocarbon bearing zones. Through its technology innovation, Nabors has proven to be a valued provider to many global leaders including Saudi Aramco, ExxonMobil, Chevron, Royal Dutch Shell, Ecopetrol, YPF and PEMEX, among others.

In particular, Nabors offers:

•	market access that spans geographies, including strong relationships with the largest energy companies in the world;
•	manufacturing proficiency and multijurisdictional functional expertise, with established management systems in place; and
•	development and commercialization of technologies with an organization comprised of hundreds of mechanical, industrial, electrical and software engineers.

Greens Road Energy LLC has been funded exclusively by cash provided by its owners independently of Nabors, and its economic ownership of our sponsor is pari passu with the investment in our sponsor by an affiliate of Nabors. As a result, the interests of Greens Road Energy LLC are substantially aligned with those of Nabors. The separate ownership of Greens Road Energy LLC also offers the following advantages:

•	assurance to our public stockholders that management is committed and focused on prioritizing our success;
•	alignment of our interests with those of our management; and
•	demonstration that owners of Greens Road Energy LLC believe that it is a compelling investment opportunity.

Acquisition Target Focus/Criteria

In line with our strategy, we have established general criteria which we plan to utilize to evaluate acquisition candidates, although we may ultimately acquire a target that does not meet these criteria, or that meets criteria which we may develop. Our current intent is to focus on targets which meet one or more of the following criteria:

•	actively driving the energy transition through one or more initiative areas;
•	platform for high growth, organically, through acquisitions, or from a combination of both;
•	established or potential sustainable competitive advantages;
•	identifiable target market for products and services, and potential for additional markets;
•	maximizes value to a broad base of stakeholders, including investors, employees, and the wider community; and
•	potential to generate returns on investment which are greater than the target’s cost of capital.

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or an independent accounting firm with respect to the satisfaction of such criteria.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, and which must include (i) a majority of our independent directors and (ii) each of the non-independent directors nominated by our sponsor, to approve our initial business combination.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will take appropriate measures to ensure that the transaction is considered and approved by directors who do not have an interest in the transaction and will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Nabors, members of our management team and our directors directly or indirectly own founder shares and private placement warrants. Each member of our management team may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of the members of our board of directors are employed by, and/or directors of, Nabors or affiliates of Nabors. Nabors and its affiliates are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination; we have not, however, selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Certain of our officers and directors presently have, and any of our officers and directors in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. For example, certain of our officers and directors currently serve in similar roles for Nabors, a Bermuda exempted company the ordinary shares of which trade on the NYSE under the symbol “NBR.” Each such officer and director owes certain duties to Nabors under applicable Bermuda laws.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity, subject to their fiduciary duties under Delaware law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. We believe that potential conflicts with Nabors are naturally mitigated by the differing nature of the investments Nabors would typically consider most suitable to its existing businesses and the types of transactions we expect to find most attractive based on target sector, transaction size, capital structure and other factors. For this and other reasons, you should not rely on the historical record of our management team, Nabors or any related investment’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward.

In addition, Nabors or its affiliates may sponsor other blank check companies similar to our company during the period in which we are seeking an initial business combination, and members of our management team and directors may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams.

Management Resources

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for shares of our Class A common stock (or shares of a new holding company) or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available in trust for a business combination in the amount of $281,520,000, assuming no redemptions and excluding any amounts available to us for working capital, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt-to-equity ratio.  Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.  However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our capital stock, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or if not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or assets, or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or if the post-transaction company is otherwise not required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the NYSE’s 80% of net assets test. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of fair market value test. There is no basis for investors in the Initial Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

While the high vote feature of our Class B common stock differs from the typical capital structure of many other special purpose acquisition companies, we expect to maintain this capital structure following our initial business combination. However, maintenance of this capital structure is not a condition for us to evaluate acquisition opportunities. Although we are not aware of and are unable to determine at this time the criteria on which we would base our decision regarding whether to engage in a business combination that would eliminate our Class B common stock or its high vote feature, we may, in our sole discretion, seek to amend our amended and restated certificate of incorporation to change this feature.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Whether
Stockholder
Approval is
Type of Transaction	Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our initial stockholders, sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial stockholders, sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the class of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share and such amount may be increased by $0.10 per share for each three-month extension of our time to consummate our initial business combination, as described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters. Our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares held by them or any public shares held by them in connection with the completion of our business combination.

Limitations on Redemptions

Under our amended and restated certificate of incorporation, we will not redeem our public shares if such redemption would cause our Class A common stock to be considered “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act. This may require us to not redeem the public shares, or not close the initial business combination, if it would result in us having less than $5,000,001 in net tangible assets unless another exemption from the definition of “penny stock” is available. Additionally, we may be subject to a minimum cash requirement or a maximum redemption requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, abstentions and non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 10,350,001, or 37.5% (assuming all outstanding shares are voted) or 1,725,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted) of the 27,600,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming only the minimum number of shares representing a quorum are voted). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares or any public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initially scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of the Initial Public Offering to complete our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months, up to two times (for a total of up to 21 months to complete a business combination); provided that our sponsor (or its affiliates or designees) must deposit into the trust account additional funds of  $2,760,000 ($0.10 per unit), for each of the available three-month extensions, for a total payment of up to $5,520,000 ($0.20 per unit), in exchange for a non-interest bearing, unsecured promissory note. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to up to 21 months described above or redeem their shares in connection with such extension. If we are unable to complete our business combination within such 15-month (or up to 21-month if we extend the period of time to consummate our initial business combination) period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our initial business combination within the 15-month (or up to 21-month if we extend the period of time to consummate our initial business combination) time period.

Our sponsor, officers and directors will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering. However, public shares acquired by our sponsor, officers or directors in or after the Initial Public Offering are entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 15-month (or up to 21-month if we extend the period of time to consummate our initial business combination) time period.

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the right of holders of our Class A common stock or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may be required to not redeem our public shares in an amount that would cause our Class A common stock to be considered “penny stock” under the SEC’s rules. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy this requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated certificate of incorporation, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then outstanding shares of our common stock.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case, net of the amount of interest which may be withdrawn to pay our taxes, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case, net of the amount of interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to proceeds of the Initial Public Offering held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month, (or 21st month, as applicable) and, therefore, we do not intend to comply with the procedures set forth in Section 280 of the DGCL. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case, net of the amount of interest withdrawn to pay our taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Limited payments to insiders

There will be no finder’s fees, reimbursements or cash payments made by the company to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	repayment of up to an aggregate of $300,000 in loans made to us by an affiliate of our sponsor to cover offering-related and organizational expenses;
•	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor or an affiliate thereof, in an amount equal to $15,000 per month;
•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
•	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, a number of these competitors may possess greater financial, technical, human and other resources than we do. In addition, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or may make an acquisition more costly to complete. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with GAAP, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance by our management team and Nabors may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team, Nabors and any related investment is presented for informational purposes only. Past performance by our management team, Nabors and any related investment is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team, Nabors or any related investment’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section entitled “Item 1. Business-Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders, board of directors and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding shares of common stock immediately following the completion of the Initial Public Offering. Our initial stockholders, board of directors and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 10,350,001 or 37.5% (assuming all outstanding shares are voted) or 1,725,001, or 6.25%, of the 27,600,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming only the minimum number of shares representing a quorum are voted), in each case, subject to any higher consent threshold as may be required by Delaware or other applicable law. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders, board of directors and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules or to satisfy a minimum cash requirement or maximum redemption requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our Class A common stock to be considered “penny stock” under the SEC’s rules or cause us to not satisfy a closing condition, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19, and the status of debt and equity markets.

The global spread of the strain of coronavirus known as COVID-19 and its variants, which was declared a global pandemic by the World Health Organization on March 11, 2020, resulted in government impositions of mandatory closures, quarantines and other restrictions on, or advisories with respect to, travel, business operations and public gatherings or interactions, which caused economic activity to tumble. Certain jurisdictions recently have begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases, while other jurisdictions are continuing to re-open or have nearly completed the re-opening process despite increases in COVID-19 cases. The pandemic may significantly worsen during the upcoming months, which may cause governmental authorities to reconsider restrictions on business, travel, and other activities.

The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has adversely affected, in the case of COVID-19, and could adversely affect, in the case of future outbreaks of infectious diseases, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We may not be able to find a suitable target business and complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination, our initial stockholders, sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. See “Item 1. Business-Permitted Purchases of our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business-Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Furthermore, our high vote capital structure differs from the typical capital structure of many other special purpose acquisition company competitors and may make us less attractive to an acquisition target or make an acquisition more costly to complete. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) after the closing of our Initial Public Offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) after the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2021, we had approximately $1.9 million of cash outside the trust account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital.  If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering, then we will, among other things, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) before redemption from our trust account.

If we are unable to consummate our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the trust account (net of any taxes payable by us and less up to $100,000 of interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purpose of winding up of our affairs, as further described herein. Any redemption of public stockholders form the trust account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, or liquidate, the trust account and distribute such amount therein, pro rata, to our stockholders as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

Our public stockholders are not entitled to vote or redeem their shares in connection with each of our potential three-month extensions.

If we are not able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months, as long as our sponsor or its affiliates or designees deposits into the trust account $2,760,000 ($0.10 per unit), up to an aggregate of up to $5,520,000 ($0.20 per unit), on or prior to the date of the applicable deadline, for each three-month extension. Our public stockholders are not entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and such stockholders have the right to redeem their public shares in connection with such vote.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We have 15 months from the closing of the Initial Public Offering to consummate our initial business combination.

However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 21 months to complete a business combination), subject to the sponsor (or its affiliates or designees) depositing additional funds into the trust account as set out below. Our stockholders are not entitled to vote or redeem their shares in connection with any such extension. However, our stockholders will be entitled to vote and redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $2,760,000 or $0.10 per unit, up to an aggregate of up to $5,520,000 or $0.20 per unit, on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a non-interest bearing loan. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors, we may complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

We may face risks related to emissions reduction, carbon capture, renewable energy and mobile assets and application companies.

Business combinations with companies in the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors entail certain risks. If we are successful in completing a business combination with any such target business, we may be subject to, and possibly adversely affected by, the following risks:

•	governmental or regulatory actions relating to emissions reduction, carbon capture, renewable energy and mobile assets and application, even if well intentioned;
•	our inability to comply with governmental regulations and policies concerning renewable energy, such as energy development, electricity pricing and the process for interconnecting electricity generation, or to obtain governmental approval for our products and/or business operations;
•	governmental or regulatory actions which, among other things, establish standards for the treatment, storage and disposal of solid and hazardous waste;
•	changes to labor regulations, including changes concerning minimum wages and minimum and maximum work hours;
•	price fluctuations resulting from recessions, adverse weather conditions, natural disasters, political domestic and foreign trade, changes in supply and demand and other factors;
•	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;

•	legal claims arising with respect to any project having undisclosed or unknown environmental problems or as to which inadequate reserves have been established;
•	need for substantial investments for infrastructure changes necessary for growth, such as additional rail and trucking capacity, additional storage facilities, advancement of technologies and updates to the electric grid;
•	the viability and continued growth in demand for renewable energy may be impacted by many factors outside of our control, including competition, market acceptance of renewable energy systems, availability and amount of government subsidies and incentives and prices of traditional utility-provided energy sources;
•	difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence;
•	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;
•	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;
•	difficulty in timely identifying, attracting, training and retaining qualified sales, technical and other personnel; and
•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will be focused on, but not be limited to, the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We may seek acquisition opportunities outside of our target industries or sectors (which industries or sectors may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors, we will consider a business combination outside of our target industries or sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in our target industries or sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of our target industries or sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding our target industries or sectors would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The shares of Class F common stock will automatically convert into shares of Class B common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, and prior to and following our initial business combination, each share of Class B common stock will be convertible, at the option of the holder, into one share of our Class A common stock, in each case subject to adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities convertible or exercisable for Class A common stock are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A common stock or Class B common stock, as applicable, will be adjusted so that the number of shares of Class A common stock or Class B common stock, as applicable, issuable upon conversion thereof will equal, in the aggregate, 20% of the sum of our shares of common stock outstanding upon completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

Our sponsor has the right to extend the term we have to consummate our initial business combination for up to an additional six months without providing our stockholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial business combination within 15 months, and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate a business combination shall be extended for an additional three months each up to two times, for a total of up to 21 months to complete a business combination. This will occur as long as our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, deposits into the trust account $2,760,000 or $0.10 per unit on or prior to the date of the deadline, for each such extension, in exchange for a non-interest bearing, unsecured promissory note. Such loan may be convertible into warrants, at a price of $1.00 per warrant, at the option of the sponsor. Our public stockholders are not entitled to vote or redeem their shares in connection with such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite stockholder approval, we may enter into one or more transactions that require stockholders and/or warrantholders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to stockholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrantholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or public warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect a business combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect any such transaction, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date hereof to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our amended and restated certificate of incorporation requires the affirmative vote of (i) a majority of our board of directors, and (ii) a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

Our amended and restated certificate of incorporation requires the affirmative vote of (i) a majority of our board of directors, and (ii) a majority of our independent directors, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find favorable.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.

Amending our amended and restated certificate of incorporation will require at least a special resolution of our stockholders as a matter of Delaware law, meaning the approval of holders of not less than 65% of the shares of our common stock who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) of the closing of the Initial Public Offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

In order to effectuate a business combination, we may amend various provisions of our charter and governing instruments, including the warrant agreement, the underwriting agreement relating to the Initial Public Offering, the letter agreement among us and our sponsor, officers and directors and Nabors Lux 2 S.a.r.l. and the registration rights agreement among us, our initial stockholders and the private warrantholders. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the charter, any such amendments would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of the shares of our common stock who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment and removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of the shares of our common stock voting at a general meeting) related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of the shares of our common stock who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of the shares of our common stock who attend and vote in a general meeting. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering or (ii) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. These agreements are contained in a letter agreement that we entered into with our sponsor, officers and directors and Nabors Lux 2 S.a.r.l. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such an initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;
•	laws governing the manner in which future business combinations may be effected;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•	tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the United States to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) in a manner that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity or (iii) the redemption of our public shares of common stock if we are unable to complete an initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your common stock or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization ($50 million in the aggregate and $40 million of publicly held shares) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100 million, and the market value of our publicly-held shares would be required to be at least $80 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A common stock and warrants are listed on the NYSE, and are covered securities under this statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Since only holders of our Class F common stock have the right to vote on the election of directors prior to our initial business combination, the NYSE considers us to be a “controlled company” within the meaning of the NYSE’s rules and, as a result, we qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies.

Only holders of our Class F common stock have the right to vote on the election of directors prior to our initial business combination.  As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE’s rules. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the NYSE rules;
•	we have a nominating and corporate governance committee of our board that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

We may elect to utilize certain of these exemptions, including the exemption for a board of directors composed of a majority of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements as long as we remain a “controlled company.” Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because our Class A common stock is listed on a national securities exchange, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay our taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers or our sponsor, its affiliates and their respective present and former officers and directors.

We have agreed to indemnify our officers and directors, and our sponsor, its affiliates and their respective present and future officers and directors, to the fullest extent permitted by law. However, our officers, directors and sponsor have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, a liquidator may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby potentially exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding up petition or a winding up petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a “voidable preference”. As a result, a liquidator could seek to challenge the transaction and recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding up petition or bankruptcy petition or a winding up petition or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding up petition or bankruptcy petition or a winding up petition or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency or bankruptcy law, and may be included in our liquidation or bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation or bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation or bankruptcy may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our common stock if we have not consummated an initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering or (B) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity; or (iii) the redemption of our public shares if we are unable to complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month (or 21st month, as applicable) from the closing of the Initial Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting of stockholders until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual meeting of stockholders) serving a three-year term. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The voting structure of our common stock will have the effect of concentrating voting power with our sponsor, which will limit an investor’s ability to influence our policies and the outcome of important transactions, including a change in control.

Following our initial business combination, our authorized capital stock will consist of Class A common stock, entitling the holder to one vote per share, and Class B common stock entitling the holder to ten votes per share. Following our initial business combination, the holders of Class A common stock and Class B common stock will generally vote together as a single class on matters presented for a stockholder vote, except as required by Delaware law or stock exchange rule. In connection with our initial business combination (or earlier at our sponsor’s election), the outstanding shares of Class F common stock held by our sponsor will be converted on a one-for-one basis into shares of Class B common stock. The high-vote nature of our Class B common stock differs from the typical capital structure of many other special purpose acquisition companies and will significantly dilute the voting power of the investors in the Initial Public Offering following our initial business combination. Our sponsor will hold approximately 20% of the outstanding shares of our common stock representing approximately 71% of the outstanding voting power of our common stock immediately following the closing of our initial business combination. As a result, our sponsor and Nabors would have the ability to exercise control over our affairs, policies and operations, such as the appointment of management, future issuances of our common stock or other securities, the payment of dividends on our common stock, the incurrence of debt by us and matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and any change of control of our company. Our sponsor may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

The grant of registration rights to our initial stockholders and private warrantholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, we have agreed with our initial stockholders and the private warrantholders to register the shares of Class A common stock into which founder shares are convertible, the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, any shares of Class A common stock held upon the completion of the Initial Public Offering or acquired prior to or in connection with our initial business combination and warrants that may be issued upon conversion of working capital loans or extension loans or the shares of Class A common stock issuable upon exercise of such warrants. Assuming the founder shares convert on a one for one basis, no warrants are issued upon conversion of working capital loans or extension loans and our initial stockholders do not hold any shares of Class A common stock at the completion of the Initial Public Offering or acquire any shares prior to or in connection with our initial business combination, an aggregate of up to 6,900,000 shares of Class A common stock and up to 13,730,000 warrants are subject to registration under these agreements.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or their permitted transferees are registered.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price of the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire without value to the holder.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price of our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire without value to the holder.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or shares (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants without value to the holder.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the private placement warrants are redeemable by us.

If you exercise your warrants on a “cashless” basis, you may receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis. If our Class A common stock is, at the time of any exercise of a warrant, not listed on a national securities exchange such that our Class A common stock satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise warrants on a cashless basis, each holder would pay the exercise price by surrendering the warrants in exchange for a number of shares of Class A common stock equal to the quotient obtained by dividing (i) the product of (A) the number of shares of our Class A common stock underlying the warrants, and (B) the difference between the “fair market value” and the exercise price of the warrants by (ii) such fair market value. Solely for purposes of the preceding sentence, “fair market value” shall mean the volume weighted average price of our Class A common stock during the 10 trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

In addition, if a registration statement covering the shares of our Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, we will be required to permit holders to, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise may be fewer than it would have been had such holder exercised such warrant for cash.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 13,800,000 shares of Class A common stock as part of the units offered and we issued in the Private Placement an aggregate of 13,730,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. The aggregate number of founder shares held by our initial stockholders is 6,900,000.

The shares of Class F common stock will automatically convert into shares of Class B common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis. The issuance of these shares of Class B common stock and the voting rights related to our Class B common stock could make us a less attractive acquisition vehicle to a target business or make an acquisition more costly or difficult to complete. Prior to and following our initial business combination, the shares of Class B common stock will be convertible, at the option of the holder, into shares of Class A common stock on a one-for-one basis, in each case subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant, and if we extend the term beyond 15 months, $2,760,000, and potentially up to an aggregate of up to $5,520,000, in extension loans may be convertible into private placement warrants, at the price of $1.00 per warrant. To the extent we issue Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include Class A common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some blank check companies, if (x) we issue additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of Class A common stock, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination (net of redemptions), and (z) the market value is below $9.20 per share, then (i) the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the newly issued price, (ii) the $18.00 redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price, and (iii)  the $12.00 per share trigger price will be adjusted (to the nearest cent) to be equal to 120% of the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrantholder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

This choice-of-forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor, including uncertainty with respect to the allocation of basis among the components of our units, the tax treatment of a cashless exercise of public warrants and the applicable holding period of our Class A common stock.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the units we issued in the Initial Public Offering, the allocation an investor makes of the purchase price of a unit between the share of our Class A common stock and the partial public warrant to purchase Class A common stock included in each unit could be challenged by the Internal Revenue Service. Furthermore, the U.S. federal income tax consequences of a cashless exercise of public warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company (a “PHC”) for U.S. federal income tax purposes will depend on a stockholder’s specific facts.

A U.S. corporation generally will be classified as a PHC for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds and charitable trusts) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, certain royalties, annuities and, under certain circumstances, rents).

Depending on the date and size of our initial business combination, at least 60% of our adjusted ordinary gross income may consist of PHC income as discussed above. In addition, depending on the concentration of our stock in the hands of individuals, including the members of our sponsor and certain tax-exempt organizations, pension funds and charitable trusts, more than 50% of our stock may be owned or deemed owned (pursuant to the constructive ownership rules) by five or fewer such persons during the last half of a taxable year.

Risks Relating to Our Sponsor and Management Team

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Our officers and directors may allocate their time to other businesses, including Nabors, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and other businesses, including Nabors. We do not intend to have any full-time employees prior to the completion of our initial business combination. Our officers are not obligated to contribute any specific number of hours per week to our affairs. In addition, certain of our officers and directors are directors, officers or employees of Nabors, which may make investments in or have other interests in or relating to companies in industries we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our directors and officers are, and our officers and directors may in the future become, affiliated with entities that are engaged in a similar business, including other blank check companies that may have acquisition objectives that are similar to ours. For example, certain of our officers and directors currently serve in similar roles for Nabors.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation of, or participation in, one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Nabors is also focused on investments in the energy industry. Although we intend to focus on investments relating to the energy transition and related sectors rather than the types of oilfield services investments typically considered by Nabors as part of its existing business, there may nevertheless be overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for Nabors. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights.

Moreover, certain of our directors and officers continue to own stock and options to purchase stock in Nabors. These ownership interests and/or such disparity could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company and Nabors. Furthermore, we may enter into transactions with Nabors. While any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by an independent committee of Nabors’ board of directors in accordance with its corporate governance guidelines, there can be no assurance that the terms of any such transactions will be as favorable to us as would be the case where there is no overlapping officer or director.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement or potential involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders, including Nabors. Our officers and directors also serve as officers and board members for other entities. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business-Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire), and we currently believe we will not have sufficient funds left outside of the trust account to pay back any extension loans which may be made by our sponsor or its affiliates or designees if our initial business combination is not complete, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In March 2021, 8,625,000 founder shares were issued to our sponsor in exchange for the payment of $25,000 of expenses on our behalf, or approximately $0.003 per share. Our sponsor forfeited 1,725,000 founder shares, reducing the aggregate number of founder shares held by our sponsor to 6,900,000 and increasing the price per share to approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible.  In November 2021, our sponsor forfeited 175,000 founder shares and an aggregate of 175,000 founder shares were issued to our independent directors at a purchase price of $0.004 per share. The founder shares will be without value to the holder if we do not complete an initial business combination. In addition, the private warrantholders purchased an aggregate of 13,730,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $13,730,000, or $1.00 per warrant, that will also be without value to the holder if we do not complete a business combination.

The founder shares are identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that only holders of shares of our Class F common stock (which automatically convert into shares of our Class B common stock at the time of our initial business combination on a one-for-one basis or earlier at the option of the holder) have the right to vote on the election of directors prior to our initial business combination. Prior to and following our initial business combination, each share of our Class B common stock will be convertible, at the option of the holder, into one share of our Class A common stock, subject to adjustment pursuant to certain anti-dilution rights. However, the holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, including extension loans and if we do not consummate an initial business combination, such parties may realize a loss on such loans if we do not have sufficient funds left outside of the trust account to repay any such loans. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the date that is 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Since our sponsor paid only approximately $0.004 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

In March 2021, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Our sponsor forfeited 1,725,000 founder shares, reducing the aggregate number of founder shares held by our sponsor to 6,900,000 and increasing the price per share to approximately $0.004 per share. In November 2021, our sponsor forfeited 175,000 founder shares and an aggregate of 175,000 founder shares were issued to our independent directors at their original purchase price. Certain of our officers and directors have a significant economic interest in our sponsor. As a result, the low acquisition cost of the founder shares creates an economic incentive whereby our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. In addition, the shares of Class F common stock, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a special resolution passed by a majority of at least 90% of our common stock voting at a meeting of the stockholders. As a result, you will not have any influence over the election of directors prior to our initial business combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of the stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting of the stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

General Risk Factors

We may issue additional common stock or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, 50,000,000 shares of Class F common stock, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. There are currently 472,400,000, 50,000,000 and 43,100,000 authorized but unissued shares of Class A common stock, Class B common stock and Class F common stock, respectively, available for issuance, which amount does not take into account Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock or Class F common stock. Shares of our Class F common stock are automatically convertible into Class B common stock at the time of our initial business combination, or earlier at the option of the holder, at a one-for-one ratio, subject to adjustment as set forth herein. Prior to and following our initial business combination, each share of Class B common stock is convertible, at the option of the holder, into one share of our Class A common stock, but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Currently, there are no Class B common stock, and no preferred shares issued and outstanding.

We may issue a substantial number of additional shares of common stock or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional common stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional common stock or preferred shares:

•	may significantly dilute the equity interest of our investors;
•	may subordinate the rights of holders of common stock if preferred shares are issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
•	may not result in adjustment to the exercise price of the warrants.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions (other than actions arising under the Securities Act or the Exchange Act) may be brought only in the Court of Chancery in the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Our executive offices are located at 515 West Greens Road, Suite 1200, Houston, Texas 77067, and our telephone number is: (281) 874-0035. The cost for our use of this space is included in the $15,000 per month fee we will pay to reimburse our sponsor or an affiliate thereof for office space, utilities and secretarial and administrative support made available to us. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units began trading on the NYSE under the symbol “NETC.U” on November 17, 2021. Commencing on January 7, 2022, holders of the Units could elect to separately trade the Class A ordinary shares and Warrants included in the Units. The Class A ordinary shares and Warrants that are separated trade on the NYSE under the symbols “NETC” and “NETC WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “NETC.U.”

Holders

At March 21, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of record of our Warrants and sixteen holders of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 30, 2021, our sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 shares of the Company’s founder shares. On November 16, 2021, our sponsor surrendered an aggregate of 1,900,000 of founder shares to the Company at no cost. An aggregate of 175,000 founder shares were issued to the independent directors for an aggregate of $700. As of November 19, 2021, there were 6,900,000 founder shares outstanding. The founder shares represent 20.0% of the Company’s issued and outstanding shares.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,730,000 Private Placement Warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $13.7 million.

Each whole private placement warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable for cash or on a cashless basis.

Use of Proceeds

The registration statement for the Company’s Initial Public Offering was declared effective on November 16, 2021. On November 19, 2021, the Company consummated its Initial Public Offering of 27,600,000 units, including 3,600,000 additional units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per unit, generating gross proceeds of approximately $276.0 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,730,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of $13.7 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “NETC” “our,” “us” or “we” refer to Nabors Energy Transition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all the risks associated with emerging growth companies.

The registration statement for the Initial Public Offering was declared effective on November 16, 2021. On November 19, 2021, the Initial Public Offering of 27,600,000 units, including 3,600,000 additional units to cover Over-Allotment Units, at $10.00 per unit, generating gross proceeds of approximately $276.0 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 13,730,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of $13.7 million.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which have been invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account .

Our management has broad discretion with respect to the specific application of the net proceeds from its Initial Public Offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete our initial business combination within such 15-month (or up to 21-month if we extend the period of time to consummate our initial business combination) period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from inception through December 31, 2021 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not be generating any operating revenues until the completion of our initial business combination, at the earliest.

For the period from March 24, 2021 (inception) through December 31, 2021, we had a net loss of approximately $0.3 million, which consisted of mostly of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $2.5 million and a working capital of approximately $1.7 million.

Our liquidity needs up to November 19, 2021 had been satisfied through a contribution of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the founder shares and a loan of approximately $300,000 from our sponsor pursuant to the Note, of which approximately $141,656 was borrowed which was repaid in full on November 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust.  In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we intend to use these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On March 30, 2021, our sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 shares of the Company’s founder shares. On November 16, 2021, our sponsor surrendered an aggregate of 1,900,000 of founder shares to the Company at no cost. An aggregate of 175,000 founder shares were issued to the independent directors for an aggregate of $700. As of November 19, 2021, there were 6,900,000 founder shares outstanding. The founder shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,730,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $13.7 million.

Related Party Loans

On March 26, 2021, an affiliate of our sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (as amended and restated on October 27, 2021, the “Note”). The Note was non-interest bearing, unsecured and due on the earlier of April 30, 2022 and the closing of the Initial Public Offering. The Company borrowed $141,656 under the Note and repaid the balance in full on November 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial business combination and the Company’s liquidation, the Company will reimburse our sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support.

In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account.

Contractual Obligations

Registration and Stockholder Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 3,600,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On November 17, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate (including with respect to the Over-Allotment Units), paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $9.7 million in the aggregate (including with respect to the Over-Allotment Units) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS ACT

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

66

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Nabors Energy Transition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nabors Energy Transition Corp. (the “Company”) as of December 31, 2021, and the related statement of operations, of change in stockholders’ equity (deficit) and of cash flows for the period from March 24 (inception) to December 31, 2021, including related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and for the results of its operations and cash flows for the period from March 24, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 28, 2022

NABORS ENERGY TRANSITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

Assets:
Cash	$2,505,395
Total current assets	2,505,395
Investments held in Trust	281,523,211
Total assets	$284,028,606

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$232,555
Due to related party	597,500
Total current liabilities	830,055
Deferred legal fees	615,634
Deferred underwriting commissions	9,660,000
Total Liabilities	11,105,689

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 27,600,000 shares subject to redemption at $10.20 per share	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	—
Accumulated deficit	(8,597,773)
Total stockholders’ deficit	(8,597,083)
Total Liabilities and Stockholders’ Deficit	$284,028,606

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$251,365
Loss from operations	(251,365)

Other income:
Interest income earned on investments held in trust	3,211
Net Loss	$(248,154)

Basic and diluted weighted average redeemable common shares outstanding	4,502,128
Basic and diluted net income per redeemable common share	$2.95

Basic and diluted weighted average non-redeemable common shares outstanding	6,900,000
Basic and diluted net loss per non-redeemable common share	$(1.96)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 24, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Forfeited shares	—	—	(1,900,000)	(190)	190	—	—
Issuance of shares to directors	—	—	175,000	17	683	—	700
Public offering of units	27,600,000	2,760	—	—	275,997,240	—	276,000,000
Sale of private placement warrants	—	—	—	—	13,730,000	—	13,730,000
Offering costs	—	—	—	—	(16,584,629)	—	(16,584,629)
Shares subject to possible redemption	(27,600,000)	(2,760)	—	—	(273,167,621)	(2,829,619)	(276,000,000)
Accretion for common stock to redemption amount	—	—	—	—	—	(5,520,000)	(5,520,000)
Net loss	—	—	—	—	—	(248,154)	(248,154)
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(8,597,773)	$(8,597,083)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 24, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(248,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	164,812
Due to related party	22,500
Deferred legal fees	64,053
Net cash provided by operating activities	3,211

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(281,523,211)
Net cash used in investing activities	(281,523,211)

Cash Flows from Financing Activities:
Proceeds from initial public offering of units	276,000,000
Proceeds from issuance of common stock	25,700
Proceeds from sale of private placement warrants	13,730,000
Proceeds from related party loan	141,656
Repayment of related party loan	(141,656)
Offering costs paid	(5,730,305)
Net cash provided by financing activities	284,025,395

Net increase in cash	2,505,395

Cash - beginning of the period	—
Cash - end of the period	$2,505,395

Supplemental disclosure of noncash financing activities:
Deferred legal expense	$551,581
Due to related party	$575,000
Deferred underwriting commissions	$9,660,000
Offering costs included in accounts payable	$67,743
Accretion for common stock to redemption amount	$5,520,000

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Nabors Energy Transition Corp. (the “Company”) was incorporated in Delaware on March 24, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2021, the Company had not yet commenced operations. On March 30, 2021, the Company was funded with $25,000 for which it issued 8,625,000 shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) to the Company’s sponsor, Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). All activity for the period from March 24, 2021 (inception) through December 31, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 16, 2021. On November 19, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares,” and, with respect to the one-half of one redeemable warrant included in the Units being offered, the “Public Warrants”), including 3,600,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $276.0 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 13,730,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $13.7 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which are invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act.

The Company will provide holders (the “Public Stockholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share and such amount may be increased by $0.10 per share for each three-month extension of the Company’s time to consummate its initial Business Combination, as described herein). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As of December 31, 2021, these Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders are not entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company has 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 15 months, it may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months, up to two times (for a total of up to 21 months to complete a Business Combination); provided that the Sponsor (or its affiliates or designees) must deposit into the trust account additional funds of  $2,760,000 ($0.10 per unit), for each of the available three-month extensions, for a total payment of up to $5,520,000, in exchange for a non-interest bearing, unsecured promissory note. The Company’s public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial Business Combination from 15 months to up to 21 months described above or redeem their shares in connection with such extension. If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or up  to 21 months if it extends the period of time to consummate its initial Business Combination in accordance with the terms described herein (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders will not be entitled to liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, less taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less from date of purchase to be cash equivalents.  The Company had cash of $2.5 million as of December 31, 2021.

Investments held in Trust

On December 31, 2021, the Company had approximately $281.5 million in investments held in the Trust Account.  The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.  The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period.  The Company’s investments held in the Trust Account were classified as other long-term assets on the Balance Sheet as of December 31, 2021 as the Combination Period in which the Company has to complete a Business Transaction was greater than twelve months.  Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying statement of operations.  The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Offering costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.”  The Company incurred $16.6 million in offering costs in connection with the Initial Public Offering.  Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.”  The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemed Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”).  The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock, among other conditions for equity classification.  This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.  All of the Company’s warrants have met the criteria for equity treatment.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio 61% for the public shares and 39% for the non-redeemable shares for the year ended December 31, 2021, reflective of the respective participation rights.

For the Period from March 24, 2021 (inception) through December 31, 2021

Net loss subject to possible redemption	$(248,154)
Accretion of temporary equity to redemption value	(22,104,629)
Net loss including accretion of temporary equity to redemption value	$(22,352,783)

	For the Period from March 24, 2021 (inception) through December 31, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including accretion of temporary equity	$(8,825,992)	$(13,526,791)
Accretion of temporary equity to redemption value	22,104,629	—
Allocation of net income (loss)	$13,278,637	$(13,526,791)

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	4,502,128	6,900,000
Basic and diluted net income (loss) per share	$2.95	$(1.96)

In connection with the underwriters’ full exercise of their over-allotment option on November 19, 2021, 1,725,000 Founder Shares were forfeited by the Sponsor. These shares were excluded from the calculation of weighted average shares outstanding.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3.  INITIAL PUBLIC OFFERING

On November 19, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $276,000,000 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was for deferred underwriting commissions.

Each Unit consisted of one Public Share and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4.  PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,730,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $13.7 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable for cash or on a cashless basis.

Pursuant to a Letter Agreement, dated November 16, 2021, among the Company and the other parties thereto (the “Letter Agreement”), the parties agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5.  RELATED PARTY TRANSACTIONS

Founder Shares

On March 30, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 shares of the Company’s Founder Shares. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. As of December 31, 2021, there were 6,900,000 Founder Shares outstanding. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Pursuant to the Letter Agreement, the initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange, reorganization, recapitalization or other similar transaction which results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On March 26, 2021, an affiliate of the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (as amended and restated on October 27, 2021, the “Note”). The Note was non-interest bearing and was paid in full on November 19, 2021, upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company owed $597,500 to an affiliate of the Sponsor for payment of certain working capital amounts on its behalf and for administrative support.  The Company has subsequently repaid this amount with funds held outside the Trust Account.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support.  As of December 31, 2021, $22,500 in support costs had been incurred by the Company under this agreement.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

Registration Rights Agreement

On November 16, 2021, the Company entered into that certain Registration Rights Agreement by and among the Company, the Sponsor and the holder parties thereto (the “Registration Rights Agreement”).  See “Registration and Stockholder Rights” in “Note. 6. Commitments and Contingencies”, below.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or extension loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans  or extension loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the registration statement relating to the Initial Public Offering. These holders have certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 3,600,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On November 17, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate (including with respect to the Over-Allotment Units), paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $9.7 million in the aggregate (including with respect to the Over-Allotment Units) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7.  STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, 27,600,000 shares of Class A common stock were issued and outstanding, of which all were subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were no shares issued or outstanding.

Class F Common Stock—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On March 29, 2021, the Company issued 8,625,000 shares of Class F common stock to the Sponsor. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 shares of Class F common stock to the Company at no cost. An aggregate of 175,000 shares of Class F common stock were issued to the independent directors for an aggregate of $700. As of December 31, 2021, there were 6,900,000 shares of Class F common stock outstanding. The shares of Class F common stock represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Prior to the completion of the initial Business Combination, holders of the Class F common stock will have the right to elect all of the Company’s directors. On any other matter submitted to a vote of the Company’s stockholders, holders of the Class A common stock, the Class B common stock (if any) and the Class F common stock will vote together as a single class, except as required by law or stock exchange rule. Each share of common stock will have one vote on all such matters.

Following the completion of the initial Business Combination and the automatic conversion of the shares of Class F common stock into Class B common stock, holders of the Class A common stock and Class B common stock will generally vote together as a single class, except as required by applicable law or stock exchange rule, on all matters presented for a stockholder vote with each share of Class A common stock entitling the holder to one vote per share and each share of Class B common stock entitling the holder to ten votes per share.

The Class F common stock will automatically convert into Class B common stock at the time of an initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, and, prior to and following the initial Business Combination, each share of Class B common stock will be convertible, at the option of the holder, into one share of Class A common stock, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and in each case, subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Founder Shares shall convert into shares of Class A common stock or shares of Class B common stock, as applicable, will be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock or shares of Class B common stock, as applicable, issuable upon conversion thereof will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination).

Warrants— As of December 31, 2021, there were 13,800,000 Public Warrants and 13,730,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average price of the Class A common stock during the 10 trading day period ending on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and (ii) the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Pursuant to the Letter Agreement, Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable by the parties thereto until 30 days after the completion of an initial Business Combination, subject to certain limited exceptions, and they will not be redeemable by the Company. The Private Placement Warrants may be exercised for cash or on a cashless basis. Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period.

Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrantholder; and
•	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective, and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrantholder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8.  INCOME TAXES

The Company’s financial statements include total net loss before taxes of approximately $248,154 for the year ended December 31, 2021.  The income tax provision consists of the following:

For the Period from March 24, 2021 (inception) through December 31, 2021
Federal
Current	$—
Deferred	—
State and local
Current	—
Deferred	—
Income tax provision (benefit)	$—

The reconciliation of the differences between the provision/(benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	For the Period from March 24, 2021 (inception) through December 31, 2021
	Amount	Percent of Pretax Income
Income tax at U.S. statutory rate	$(52,112)	21%
Valuation allowance activity	52,112	(21)%
Total income tax provision/(benefit)	$—	—%

The components of deferred tax assets as of December 31, 2021 are as follows:

December 31, 2021
Net operating losses	$5,748
Capitalized costs	46,364
Deferred taxes before valuation	52,112
Valuation allowance	(52,112)
Net deferred tax assets, net of allowance	$—

As of December 31, 2021, the Company had $5.7 thousand of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

As of December 31, 2021, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with capitalized start-up costs and net operating losses.  Start-up costs cannot be amortized until the Company starts business operations.  Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets.  Accordingly, the net deferred tax assets have been fully reserved.

We utilize a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the available evidence indicates there is more than a 50% likelihood that the position will be sustained upon examination, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  As of December 31, 2021, the Company does not have any uncertain tax positions.

NOTE 9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. As of December 31, 2021, the Company owed $597,500 to an affiliate of the Sponsor for payment of certain working capital amounts on its behalf and for administrative support.  The Company has subsequently repaid this amount with funds held outside the Trust Account.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Anthony G. Petrello	67	President, Chief Executive Officer, Secretary and Chairman
William J. Restrepo	62	Chief Financial Officer
Guillermo Sierra	37	Vice President-Energy Transition
Siggi Meissner	69	President, Engineering and Technology
John Yearwood	62	Director
Maria Jelescu Dreyfus	42	Director
Colleen Calhoun	55	Director
Jennifer Gill Roberts	59	Director

Anthony G. Petrello has served as our President, Chief Executive Officer, Secretary and Director since March 2021 and serves as our Chairman of the board of directors. Mr. Petrello has served as the Chairman of the Board of Nabors since 2012 and director since 1991; Deputy Chairman of Nabors 2003 - 2012; President and CEO of Nabors and Nabors Industries, Inc. since 2011; President and Chief Operating Officer of Nabors and Nabors Industries, Inc. from 1991 - 2011. Mr. Petrello holds a J.D. degree from Harvard Law School and B.S. and M.S. degrees in Mathematics from Yale University. Mr. Petrello also serves as a director of Hilcorp Energy Company. In 2018, Mr. Petrello was the recipient of the Offshore Energy Center Pinnacle Award, recognizing outstanding individuals who have taken today’s leading-edge tools and technologies and applied them to real world challenges.

Mr. Petrello brings an extensive and unique combination of strategic, commercial, operational and technical skills to our Board.

William J. Restrepo has served as our Chief Financial Officer since April 2021. He has served as Chief Financial Officer of Nabors since March 2014. Mr. Restrepo previously served as Chief Financial Officer at Pacific Drilling S.A. from February 2011 to February 2014. He also previously served as Chief Financial Officer at Seitel from 2005 to 2009, and at Smith from 2009 to 2010 until its merger with Schlumberger Limited. Prior to that, from 1985 to 2005, Mr. Restrepo served in various senior strategic, financial and operational positions for Schlumberger Limited, including operational responsibility for all product lines in the Continental Europe and Arabian Gulf markets, as well as senior financial executive roles in Corporate Treasury and worldwide controller positions with international posts in Europe, South America and Asia. From 2018 to 2021, Mr. Restrepo served on the board of Reelwell AS, a Norwegian-based provider of advanced drilling technology. He served on the board of SANAD (Nabors’ joint venture with Saudi Aramco) from 2017 to 2020, and previously served on the boards of directors of C&J Energy Services Ltd. from 2015 to 2017, Probe Technology Services from 2008 to 2016, and Platinum Energy Solutions, Inc. from 2012 to 2013. Mr. Restrepo holds a B.A. in Economics and an M.B.A, both from Cornell University, as well as a B.S. in Civil Engineering from the University of Miami.

Guillermo Sierra is our Vice President-Energy Transition. Mr. Sierra has served as Vice President, Strategic Initiatives-Energy Transition at Nabors since April 2021. Mr. Sierra has extensive experience in energy infrastructure, logistics, capital markets and M&A given his work on over 60 transactions with a combined value of over $200 billion over the last approximately 15 years through various advisory and corporate strategy roles. Mr. Sierra was a Partner at Blackline Partners, serving as Executive Vice President, Head of Strategy for Blackline Midstream from August 2019 to March 2020 and in the same position for Blackline Cold Storage from March 2020 to November 2020. From September 2016 to December 2018, Mr. Sierra served as Managing Director, Head of North America Midstream Advisory at Macquarie Capital. Prior to Macquarie Capital, Mr. Sierra served as Senior Director, Head of MLP/Midstream M&A at Credit Suisse from July 2015 to September 2016. Mr. Sierra’s earlier experiences include positions at USD Group LLC & USD Partners (VP, Chief Strategy Officer and Head of M&A), Evercore Partners (Vice President - Energy M&A), and Barclays Capital (as a member of the Global Natural Resources Group).

Mr. Sierra graduated Cum Laude from the Wharton School of the University of Pennsylvania, where he received a B.S. in Economics with concentrations in Finance and Operations & Information Management.

Siggi Meissner is our President of Engineering and Technology. Mr. Meissner has served as Nabors’ President of Energy Transition and Industrial Automation since November 2021.  From 2015 to 2021, Mr. Meissner served as Nabors’ President of Global Drilling and Engineering, leading one of the largest drilling contractors in the world. Mr. Meissner has over 40 years of energy and technology industry experience and is recognized as a drilling engineering subject matter expert. Since joining Nabors in 1993, Mr. Meissner has been instrumental in expanding Nabors footprint worldwide from a development, commercial and operational standpoint. Under Mr. Meissner’s leadership, Nabors has evolved to become an advanced technology, digitalization, automation and innovation leader in the energy complex. Mr. Meissner currently leads Nabors’ operational and technological efforts to develop and deploy cleaner and more energy efficient drilling operations, including complex data systems and controls, automation, robotics and other sustainable fuel technologies to significantly lower greenhouse gas emissions. Historically, Mr. Meissner played a role in the development of several geothermal energy developments. Mr. Meissner also currently serves on the board of directors of SANAD. He earned his degree in Petroleum Engineering from the Technical University of Calusthal-Zellerfeld in Germany.

John Yearwood has been a member of our board of directors since November 2021. Mr. Yearwood currently serves on the board of directors of Nabors, TechnipFMC plc, Sheridan Production Partners, Foro Energy LLC, Bazean LLC, and Coil Tubing Partners LLC. He previously served on the boards of Sabine Oil & Gas, LLC until August 2016, Premium Oilfield Services, LLC until April 2017, and Dixie Electric LLC until November 2018. Until August 2010, he served as the Chief Executive Officer, President and Chief Operating Officer of Smith International, Inc. (“Smith”). He was first elected to Smith’s board of directors in 2006 and remained on the board until he successfully negotiated and completed the sale of Smith to Schlumberger Limited in August 2010. Mr. Yearwood has extensive experience in the energy industry, including throughout Latin America, Europe, North Africa and North America. Before joining Smith, Mr. Yearwood spent 27 years with Schlumberger Limited in numerous operations, management and staff positions throughout Latin America, Europe, North Africa and North America, including as President and in financial director positions. He also previously served as Financial Director of WesternGeco, a 70:30 joint venture between Schlumberger and Baker Hughes from 2000 to 2004. Mr. Yearwood received a B.S. Honors Degree in Geology and the Environment from Oxford Brookes University in England.

Mr. Yearwood brings significant executive management experience and keen insight into strategic development initiatives, operations and our competitive environment to our Board.

Maria Jelescu Dreyfus has been a member of our board of directors since November 2021. Ms. Dreyfus currently serves as the Chief Executive Officer of Ardinall Investment Management, a position she held since co-founding the company in April 2017. Prior to Ardinall, Ms. Dreyfus spent 15 years at Goldman Sachs, most recently serving as Portfolio Manager and Managing Director from 2008 to April 2017. Additionally, Ms. Dreyfus serves on the board of directors of Macquarie Infrastructure Corporation (NYSE: MIC), since September 2018, CDPQ, one of Canada’s largest pension plans, since November 2019 and Pioneer Natural Resources Company since September 2021, and is on the advisory board of Eni Next, the corporate venture arm of Eni SpA, since 2019.

Additionally, Ms. Dreyfus is on the advisory board of the Center on Global Energy Policy at Columbia University, since 2015, and co-chair of its Women in Energy program. Ms. Dreyfus is also a member of the MIT Corporation’s Development Committee and sits on the MIT Economics Department’s Visiting Committee. Ms. Dreyfus currently serves on the board of the non-profit organization Girls Inc. of NYC, and her past non-profit board memberships include New America Alliance and Breakthrough New York.

Ms. Dreyfus holds a BS in Management Science and a BS in Economics from MIT. Ms. Dreyfus brings significant investment experience as well as experience in energy policy to our Board.

Colleen Calhoun has been a member of our board of directors since November 2021. Ms. Calhoun currently serves as Vice President of XL Fleet (NYSE: XL), a provider of fleet electrification solutions, and General Manager of XL Grid, a division of XL Fleet, positions she has held since January 2021. Prior to this, Ms. Calhoun served as Founder and Principal Advisor at Helios Consulting, LLC from November 2019 to December 2020. Ms. Calhoun spent twenty-five years at GE across several roles at the company, including Chief Marketing Officer and Head of Business Development (August 2018 to October 2019) and Head of Business Development and Partnerships (January 2016 to August 2018) at GE Current, a leading provider of energy efficiency and digital productivity solutions for commercial buildings and cities, where she was instrumental in the divesture of the business from GE in 2019; Global Senior Director of Energy Ventures at GE Ventures (January 2013 to December 2015); Executive Director, Marketing, Strategy and Project Development at GE Power & Water (October 2010 to December 2012); and Managing Director, Global Growth Markets at GE Energy Financial Services (January 2006 to September 2010). Ms. Calhoun is presently a member of the board of directors at Quaise, Inc. and the Clean Energy Trust. She also previously served on the Advisory Board at NYSERDA REV Connect.

Ms. Calhoun earned her bachelor’s degree in engineering from the University of Pennsylvania and an MBA from the University of Michigan.

Jennifer Gill Roberts has been a member of our board of directors since November 2021. Ms. Roberts is a technologist, repeat entrepreneur and seasoned venture capitalist. She co-founded her current venture fund, Grit Ventures, in 2017 to focus on pre-seed investments in artificial intelligence and robotics. Ms. Roberts currently serves as the

Managing Partner of Grit Ventures. Prior to Grit Ventures, Ms. Roberts co-founded RallyOn, a wellness gaming startup, and served as Chair and Chief Marketing Officer from July 2008 to November 2013. Prior to that, she was a founder and Managing Partner of Maven Venture Partners from March 2005 to September 2008 and Managing Partner at top tier venture capital firm, Sevin Rosen Funds, from August 1994 to November 2003, where she focused on investments in seed-stage market leading companies in optical and wireless equipment. Prior to her career in venture capital, Ms. Roberts led product and technical efforts at Apple Computer, Hewlett-Packard Company, and Sun Microsystems. Ms. Roberts currently serves on the board of directors of Cognitive Space, an artificial intelligence company in the satellite industry, RIOS Corporation, an artificial intelligence and robotics company focused on factory automation, Apptronik, a leader in robotic logistics platforms for government and commercial applications and Agtonomy, a next generation all terrain-autonomous vehicle and service platform tackling the challenge of agricultural labor shortages and the rising costs in farming. Ms. Roberts has a BS in Electrical Engineering and an MBA from Stanford and an MS in Electrical Engineering from the University of Texas at Austin. We believe Ms. Roberts’ experience in venture capital and technology brings valuable insights to our board of directors.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Colleen Calhoun, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Maria Jelescu Dreyfus and Jennifer Gill Roberts, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Anthony G. Petrello and John Yearwood, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Holders of shares of our Class F common stock will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class F common stock. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting.

Our amended and restated certificate of incorporation requires the affirmative vote of (i) a majority of our board of directors, and (ii) a majority of our independent directors and each of the non-independent directors nominated by our sponsor, to approve our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to elect persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, one or more Chief Executive Officers, President, Chief Financial Officer, Vice Presidents, Secretary and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website, www.nabors-etcorp.com.

Audit Committee

We have established an audit committee of the board of directors. Mmes. Dreyfus, Calhoun and Roberts serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Mmes. Dreyfus, Calhoun and Roberts is independent.

Ms. Dreyfus serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Dreyfus qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of any independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by any independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	reviewing and discussing with our independent registered public accounting firm all relationships our auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of our independent registered public accounting firm;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•	obtaining and reviewing a report, at least annually, from our independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•	reviewing with management, our independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Mmes. Dreyfus, Calhoun and Roberts serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Mmes. Dreyfus, Calhoun and Roberts is independent. Jennifer Gill Roberts serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
•	reviewing and approving on an annual basis the compensation of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $15,000 per month payable to our sponsor or an affiliate thereof pursuant to the Administrative Support Agreement in reimbursement of office space, utilities and secretarial and administrative support made available to us and the reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Our board has established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mmes. Dreyfus, Calhoun and Roberts. Colleen Calhoun serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You are able to review this document on our website, www.nabors-etcorp.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website, www.nabors-etcorp.com.

Conflicts of Interest

Nabors and its affiliates may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Nabors may be suitable for both us and for Nabors and may be directed to Nabors rather than to us. Neither Nabors nor members of our board of directors or management team who are also directors, officers or employees of Nabors have any obligation to present us with any opportunity for a potential business combination of which they become aware. Nabors and/or our board of directors and management, in their capacities as officers or directors of Nabors or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future affiliates of Nabors or third parties before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. For example, certain of our officers and directors currently serve in similar roles for Nabors, a Bermuda exempted company the ordinary shares of which trade on the NYSE under the symbol “NBR.” Each such officer and director owes certain duties to Nabors under applicable Bermuda laws. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity, subject to his or her fiduciary duties under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, Nabors or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team and directors may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. We believe that potential conflicts with Nabors are naturally mitigated by the differing nature of the investments Nabors would typically consider most suitable to its existing businesses and the types of transactions we expect to find most attractive based on target sector, transaction size, capital structure and other factors.

Additionally, our sponsor and certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business. For example, certain of our officers and directors currently serve in similar roles for Nabors.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. See “Risk Factors-Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.”

Potential investors should also be aware of the following other potential conflicts of interest:

•	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are then affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•	our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors will not be entitled to rights to liquidating distributions with respect to any founder shares held by them if we fail to consummate our initial business combination within 15 months (or up to 21 months if we extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire without value to the holder. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any founder shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange reorganization, recapitalization or other similar transaction which results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. The private warrantholders agreed not to transfer, assign or sell any of the private placement warrants (including the shares of Class A common stock issuable upon exercise of any of these warrants) until 30 days after the date we complete our initial business combination, except, among other limited exceptions to our officers and directors and other persons or entities affiliated with our sponsor. Since our sponsor, officers and directors may directly or indirectly own common stock and warrants following the Initial Public Offering, our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
•	our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
•	our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity does not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will reimburse our sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support made available to us.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Anthony G. Petrello	Nabors Industries Ltd.	Oilfield Services	Chairman, President, Chief Executive Officer and Director
	Greens Road Energy LLC	Energy Services	Sole Managing Member
	Hilcorp Energy Company	Energy	Director
William J. Restrepo	Nabors Industries Ltd.	Oilfield Services	Chief Financial Officer
Guillermo Sierra	Nabors Industries Ltd.	Oilfield Services	Vice President-Strategic Initiatives, Energy Transition
Siggi Meissner	Nabors Industries Ltd.	Oilfield Services	President, Energy Transition & Industrial Automation
	Saudi Aramco Nabors Drilling	Oilfield Services	Director
John Yearwood	Foro Energy LLC	Oilfield Services	Director
	Bazean LLC	Energy Private Equity	Director
	Coil Tubing Partners LLC	Oilfield Services	Director
	Nabors Industries Ltd.	Oilfield Services	Director
	TechnipFMC plc	Oilfield Services	Director
	Sheridan Production Partners	Oil and Gas Exploration and Production	Director
Maria Jelescu Dreyfus	Ardinall Investment Management	Investments	Chief Executive Officer
	Macquarie Infrastructure Corporation	Infrastructure	Director
	CDPQ	Pension fund	Director
	Pioneer Natural Resources Company	Oil & Gas	Director
Colleen Calhoun	XL Fleet Quaise, Inc. Clean Energy Trust	Fleet Electrification Geothermal Energy Investments	Vice President and General Manager, XL Fleet Director
Jennifer Gill Roberts	Grit Ventures Cognitive Space	Investments Artificial Intelligence and Automation	Managing Partner Director
	RIOS Corporation	Artificial Intelligence and Robotics	Director
	Apptronik	Robotics Logistics	Director
	Agtonomy	Vehicle Automation	Director

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for the fiscal year ended December 31, 2021, were complied with by each person who at any time during the fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Mr. Sierra filed a Form 3 one day late on November 17, 2021; Ms. Dreyfus filed a Form 3 one day late on November 17, 2021; and Ms. Roberts filed a Form 3 three days late on November 19, 2021.

Item 11. Executive Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support made available to us. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any payments made to our sponsor, officers or directors, or to our or their affiliates, prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Party Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2022:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants.

Name and Address of Beneficial Owner (1)
	Number of
	Shares	Approximate
	Beneficially	Outstanding
	Owned	Common Stock
Nabors Energy Transition Sponsor LLC (our sponsor)(2)(3)	6,725,000	19.5%
Saba Capital Management, L.P. (4)	2,245,367	6.5%
Anthony G. Petrello (2)(3)	6,725,000	19.5%
William J. Restrepo (3)	1,500	—
Siggi Meissner (3)	—	—
Guillermo Sierra (3)	—	—
John Yearwood (3)	—	—
Maria Jelescu Dreyfus	75,000	*
Colleen Calhoun	50,000	*
Jennifer Gill Roberts	50,000	*
All executive officers and directors as a group (8 individuals)	6,901,500	20.0%

*	Less than one percent.

(1)	This table is based on 34,500,000 shares of common stock outstanding at March 21, 2022, of which 27,600,000 were shares of Class A common stock and 6,900,000 were shares of Class F common stock. Unless otherwise noted, the business address of each of the following entities or individuals is 515 West Greens Road, Suite 1200, Houston, Texas 77067.
(2)	Interests shown consist solely of founder shares, classified as shares of Class F common stock. Such shares will automatically convert into shares of Class B common stock at the time of our initial business combination on a one-for-one basis, or earlier at the option of the holder, subject to forfeiture. Prior to and following our initial business combination, each share of Class B common stock will be convertible, at the option of the holder, into one share of our Class A common stock, subject to adjustment.
(3)	Nabors Energy Transition Sponsor LLC is the record owner of 6,725,000 Class F common stock, which are automatically convertible into Class B common stock at the time of the Issuer’s initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, and do not have an expiration date. The Class F common stock may be deemed to be indirectly owned by Nabors Lux 2 S.a.r.l. and Greens Road Energy LLC who are the members of Nabors Energy Transition Sponsor LLC, and Anthony G. Petrello, who controls Remington SPAC I, LLC, which is the manager of Greens Road Energy LLC. Nabors Lux 2 S.a.r.l. is a wholly owned subsidiary of Nabors Industries Ltd. and affiliate of Nabors Energy Transition Sponsor LLC. Mr. Petrello is the Chairman, President and Chief Executive Officer of Nabors Industries Ltd. As a result of these relationships, each of Nabors Lux 2 S.a.r.l., Greens Road Energy LLC and Anthony G. Petrello may be deemed to have or share beneficial ownership of the securities held directly by Nabors Energy Transition Sponsor LLC. Each of Nabors Energy Transition Sponsor LLC, Nabors Lux 2 S.a.r.l., Greens Road Energy LLC and Anthony G. Petrello disclaim beneficial ownership of such securities except to the extent of their direct ownership. Prior to and following the initial business combination, the shares of Class B common stock will be convertible, at the option of the holder, into shares of Class A common stock.
(4)	Saba Capital Management, L.P. is a Delaware limited partnership (“Saba Capital”). Its general partner is Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”). The principal office of both Saba Capital and Saba GP is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On March 30, 2021, our sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 shares of the Company’s founder shares. On November 16, 2021, our sponsor surrendered an aggregate of 1,900,000 of founder shares to the Company at no cost. An aggregate of 175,000 founder shares were issued to the independent directors for an aggregate of $700. As of November 19, 2021, there were 6,900,000 founder shares outstanding. The founder shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 13,730,000 private placement warrants, at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $13.7 million.

Related Party Loans

On March 26, 2021, an affiliate of our sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (as amended and restated on October 27, 2021, the “Note”). The Note was non-interest bearing and was paid in full on November 19, 2021, upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, the Company owed $597,500 to an affiliate of the Sponsor for payment of certain working capital amounts on its behalf and for administrative support.  The Company has subsequently repaid this amount with funds held outside the Trust Account.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial business combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support.

In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans or extension loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans or extension loans and upon conversion of the founder shares) and any Class A common stock held by our initial stockholders at the completion of the Initial Public Offering or acquired prior to or in connection with our initial business combination, are entitled to registration rights pursuant to a registration rights agreement, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands that we offer such securities in an underwritten offering. These holders also have certain “piggy-back” registration rights with respect to certain underwritten offerings we may conduct. We will bear the expenses incurred in connection with registering these securities.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. However, as a “controlled company” we are not obligated to comply with this listing requirement, and we may elect not to comply with this requirement as of the closing of the Initial Public Offering. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Mmes. Dreyfus, Calhoun and Roberts are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

Our independent registered accounting firm is Ham, Langston & Brezina, LLP (“HL&B”). The following is a summary of fees paid to HL&B for services rendered.

We were incorporated in March 2021 and therefore did not incur any such fees in 2020.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements and services that are normally provided by HL&B in connection with regulatory filings. The aggregate fees billed by HL&B for audit fees, inclusive of required filings with the SEC for the period from March 24, 2021 (inception) to December 31, 2021, and of services rendered, totaled $73.4 thousand.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from March 24, 2021 (inception) to December 31, 2021, we did not pay HL&B any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. During the period from March 24, 2021 (inception) to December 31, 2021, we did not pay HL&B any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from March 24, 2021 (inception) to December 31, 2021, we did not pay HL&B any other fees.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Registered Public Accounting Firm

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:  See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).
3.2	Bylaws of Nabors Energy Transition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-256876), filed June 8, 2021).
4.1

Private Warrant Agreement, dated November 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

4.2

Public Warrant Agreement, dated November 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

4.3*	Description of Securities of Nabors Energy Transition Corp.
4.4	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-256876), filed June 8, 2021).
4.5	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-256876), filed June 8, 2021).
4.6	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-256876), filed June 8, 2021).
4.7	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-256876), filed June 8, 2021).
10.1

Letter Agreement, dated November 16, 2021, among the Company, its officers and directors, the Sponsor and Nabors Lux 2 S.a.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

10.2

Investment Management Trust Agreement, dated November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021.

10.3

Registration Rights Agreement, dated November 16, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

10.4

Administrative Services Agreement, dated November 16, 2021, between the Company and Nabors Corporate Services, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

10.5

Private Placement Warrants Purchase Agreement, dated November 16, 2021, between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

10.6

Private Placement Warrants Purchase Agreement, dated November 16, 2021, between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.
32.1*

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.

*Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS ENERGY TRANSITION CORPORATION

By:	/s/ Anthony G. Petrello
Date: March 28, 2022
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony G. Petrello and William Restrepo and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony G. Petrello	Chief Executive Officer	March 28, 2022
Anthony G. Petrello	(Principal Executive Officer)

/s/William Restrepo	Chief Financial Officer	March 28, 2022
William Restrepo	(Principal Financial and Accounting Officer)

/s/ John Yearwood	Director	March 28, 2022
John Yearwood

/s/ Maria Jelescu Dreyfus	Director	March 28, 2022
Maria Jelescu Dreyfus

/s/ Colleen Calhoun	Director	March 28, 2022
Colleen Calhoun

/s/ Jennifer Gill Roberts	Director	March 28, 2022
Jennifer Gill Roberts