Form 10-Q
period 2022-03-31
Nabors Energy Transition Corp.
filed 2022-05-12
CIK 1854458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

NABORS ENERGY TRANSITION CORP.

i

NABORS ENERGY TRANSITION CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Cash	$987,069	$2,505,395
Prepaid expenses	656,250	—
Total current assets	1,643,319	2,505,395
Investments held in Trust	281,548,502	281,523,211
Total assets	$283,191,821	$284,028,606

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$224,733	$232,555
Due to related party	—	597,500
Total current liabilities	224,733	830,055
Deferred legal fees	615,634	615,634
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	10,500,367	11,105,689

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 27,600,000 shares subject to redemption at $10.20 per share	281,520,000	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(8,829,236)	(8,597,773)
Total stockholders’ deficit	(8,828,546)	(8,597,083)
Total Liabilities and Stockholders’ Deficit	$283,191,821	$284,028,606

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended	For the period from
	March 31,	March 24, 2021 (inception)
	2022	to March 31, 2021
General and administrative expenses	$256,754	$4,965
Loss from operations	(256,754)	$(4,965)

Other income:
Interest income earned on investments held in trust	25,291	—
Net loss	$(231,463)	$(4,965)

Basic and diluted weighted average redeemable common shares outstanding	27,600,000	—
Basic and diluted net loss per redeemable common share	$(0.01)	$—

Basic and diluted weighted average non-redeemable common shares outstanding	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable common share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

			Additional		Total
	Class F		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 24, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class F common stock to Sponsor	6,725,000	673	24,327	—	25,000
Issuance of shares to directors	175,000	17	683	—	700
Net loss	—	—	—	(4,965)	(4,965)
Balance – March 31, 2021	6,900,000	$690	$25,010	$(4,965)	$20,735

			Additional		Total
	Class F		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	6,900,000	$690	$—	$(8,597,773)	$(8,597,083)
Net loss	—	—	—	(231,463)	(231,463)
Balance – March 31, 2022	6,900,000	$690	$—	$(8,829,236)	$(8,828,546)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended	For the period from
	March 31,	March 24, 2021 (inception)
	2022	to March 31, 2021
Cash flows from operating activities:
Net loss	$(231,463)	$(4,965)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(7,822)	4,965
Prepaid expenses	(656,250)	—
Due to related party	(597,500)	—
Net cash used in operating activities	(1,493,035)	—

Cash flows from investing activities:
Investment of interest into Trust Account	(25,291)	—
Net cash used in investing activities	(25,291)	—

Net decrease in cash	(1,518,326)	—

Cash - beginning of the period	2,505,395	—
Cash - end of the period	$987,069	$—

Supplemental disclosure of noncash activities:
Deferred offering costs paid by sponsor in exchange for Class F common stock	$—	$25,000

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not yet commenced operations. On March 30, 2021, the Company was funded with $25,000 for which it issued 8,625,000 shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) to the Company’s sponsor, Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).  On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700.  As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues to date. The Company will not generate any operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from its initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

The Company will provide holders (the “Public Stockholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share and such amount may be increased by $0.10 per share for each three-month extension of the Company’s time to consummate its initial Business Combination, as described herein). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As of March 31, 2022, these Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders are not entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company has 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 15 months, it may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months, up to two times (for a total of up to 21 months to complete a Business Combination); provided that the Sponsor (or its affiliates or designees) must deposit into the trust account additional funds of  $2,760,000 ($0.10 per unit), for each of the available three-month extensions, for a total payment of up to $5,520,000, in exchange for a non-interest bearing, unsecured promissory note. The Company’s public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial Business Combination from 15 months to up to 21 months described above or redeem their shares in connection with such extension. If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or up  to 21 months if it extends the period of time to consummate its initial Business Combination in accordance with the terms described in its Amended and Restated Certificate of Incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Investments held in Trust Account

On March 31, 2022 and December 31, 2021, the Company had approximately $281.5 million held in the Trust Account. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period. The Company’s investments held in the Trust Account were classified as other long-term assets on the Balance Sheet as of March 31, 2022 and December 31, 2021 as the Combination Period in which the Company has to complete a Business Transaction was greater than twelve months. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.”  The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemed Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.  At all other times, Class A common stock is classified as stockholders’ equity.  The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.  Accordingly, on March 31, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio 80% for the public shares and 20% for the non-redeemable shares for the three months ended March 31, 2022, reflective of the respective participation rights.

	For the three months ended March 31, 2022		For the Period from March 24, 2021 (inception) ending March 31, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including accretion of temporary equity	$(185,170)	$(46,293)	$(4,965)
Allocation of net loss	$(185,170)	$(46,293)	$(4,965)

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	27,600,000	6,900,000	6,900,000
Basic and diluted net loss per share	$(0.01)	$(0.01)	$-

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

On November 19, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $276.0 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was for deferred underwriting commissions.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 30, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 shares of the Company’s Founder Shares. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost.  An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares.  As of March 31, 2022, there were 6,900,000 Founder Shares outstanding.  The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares issued or outstanding.

Class F Common Stock—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On March 29, 2021, the Company issued 8,625,000 shares of Class F common stock to the Sponsor.  On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost.  An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. As of March 31, 2022 and December 31, 2021, there were 6,900,000 Founder Shares outstanding.  The shares of Class F common stock represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Warrants— As of March 31, 2022, there were 13,800,000 Public Warrants and 13,730,000 Private Placement Warrants outstanding.  Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business

Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days' prior written notice of redemption (the “30-day redemption period”) to each warrantholder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading

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

NOTE 8. INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2022 was $0.0 million. The Company’s effective tax rate for the three months ended March 31, 2022 was 0% as the Company continues to record full valuation allowance for all of its deferred tax assets.

As of March 31, 2022 and December 31, 2021, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with net operating losses and capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of March 31, 2022 and December 31, 2021, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the three months ended March 31, 2022, the Company did not accrue any interest and penalties.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Nabors Energy Transition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report on Form 10-Q as our business combination. The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on November 16, 2021. We are an emerging growth company and, as such, we are subject to all the risks associated with emerging growth companies.

Since completing our Initial Public Offering, we have reviewed, and continued to review, a number of opportunities to enter into a business combination with an operating business, including entering into discussions with potential target businesses, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or had discussions with or with any other target business.    We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement warrants (the “Private Placement”), our capital stock, debt, or a combination of cash, stock and debt.

Results of Operations

Our entire activity from March 24,2021 (inception) through March 31, 2022 was in preparation for our Initial Public Offering.  Since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination.  We will not be generating any operating revenues until the completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net loss of $231,463, which consisted of  $256,754 in general and administrative expenses and $25,291 in interest income.

For the period from March 24, 2021 (inception) to March 30, 2021, we had a net loss of $4,965 which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $1.0 million in our operating account and working capital of approximately $1.4 million.  As of December 31, 2021, we had $2.5 million in our operating account and working capital of approximately $1.7 million.

Our liquidity needs up to November 19, 2021 had been satisfied through a contribution of $25,000 from Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”) to cover certain expenses in exchange for the issuance of shares of Class F common stock, par value $0.0001 per share (the “founder shares”) and a loan of approximately $300,000 from our Sponsor pursuant to the Note, of which approximately $141,000 was borrowed which was repaid in full on November 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”). In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Contractual Obligations

Registration and Stockholder Rights

The holders of founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 3,600,000 additional units at the Initial Public Offering price less the underwriting discounts and commissions.  On November 17, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate (including with respect to the 3,600,000 additional units to cover over-allotments (the “Over-Allotment Units”)), paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $9.7 million in the aggregate (including with respect to the Over-Allotment Units) will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS ACT

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an "emerging growth company" under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an "emerging growth company," we are not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an "emerging growth company," whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act  and are not required to provide the information required under this item.

Item 4. Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We will be required to comply with the internal control requirement of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; requiring incremental disclosure for projections and eliminating the Private Securities Litigation Reform Act safe harbor for forwarding-looking statements, in each case included in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a potential safe harbor from regulation under the Investment Company Act of 1940, as amended, if SPACs meet certain requirements. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, in the SPAC market, may materially adversely affect our ability to identify a target company and our ability to negotiate and complete our initial business combination and, furthermore, may materially increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
32.1

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*     Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS ENERGY TRANSITION CORP.
Date: May 12, 2022
	By:	/s/ Anthony G. Petrello
	Name:	Anthony G. Petrello
	Title:	President and Chief Executive Officer