Form 10-Q
period 2022-06-30
Nabors Energy Transition Corp.
filed 2022-08-15
CIK 1854458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 12, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

NABORS ENERGY TRANSITION CORP.

Index

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2022 and December 31, 2021	1

	Statements of Operations for the Three Months ended June 30, 2022 and 2021, for the Six Months ended June 30, 2022 and for the period from March 24, 2021 (inception) through June 30, 2021	2

	Statements of Changes in Equity for the Three Months ended June 30, 2022 and 2021, for the Six Months ended June 30, 2022 and for the period from March 24, 2021 (inception) through June 30, 2021	3

	Statements of Cash Flows for the Six Months ended June 30, 2022 and for the period from March 24, 2021 (inception) through June 30, 2021	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

i

NABORS ENERGY TRANSITION CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
Assets:
Cash	$706,350	$2,505,395
Prepaid expenses	562,500	—
Total current assets	1,268,850	2,505,395
Investments held in Trust	281,938,497	281,523,211
Total assets	$283,207,347	$284,028,606

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$176,341	$232,555
Due to related party	45,213	597,500
Total current liabilities	221,554	830,055
Deferred legal fees	615,634	615,634
Deferred underwriting commissions	9,660,000	9,660,000
Total Liabilities	10,497,188	11,105,689

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 27,600,000 shares subject to redemption at $10.20 per share	281,520,000	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	—	—
Accumulated deficit	(8,810,531)	(8,597,773)
Total stockholders’ deficit	(8,809,841)	(8,597,083)
Total Liabilities and Stockholders’ Deficit	$283,207,347	$284,028,606

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended	For the period from March 24, 2021 (inception) to
	June 30,		June 30,	June 30,
	2022	2021	2022	2021
General and administrative expenses	$371,290	$64,539	$628,044	$69,504
Loss from operations	(371,290)	(64,539)	(628,044)	$(69,504)

Other income:
Interest income earned on investments held in trust	389,995	—	415,286	—
Net income (loss)	$18,705	$(64,539)	$(212,758)	$(69,504)

Basic and diluted weighted average redeemable common shares outstanding	27,600,000	—	27,600,000	—
Basic and diluted net loss per redeemable common share	$0.00	$—	$(0.01)	$—

Basic and diluted weighted average non-redeemable common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable common share	$0.00	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

			Additional		Total
	Class F		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 24, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class F common stock to Sponsor	6,725,000	673	24,327	—	25,000
Issuance of shares to directors	175,000	17	683	—	700
Net loss	—	—	—	(4,965)	(4,965)
Balance – March 31, 2021	6,900,000	690	25,010	(4,965)	20,735
Net loss	—	—	—	(64,539)	(64,539)
Balance – June 30, 2021	6,900,000	$690	$25,010	$(69,504)	$(43,804)

			Additional		Total
	Class F		Paid-In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	6,900,000	$690	$—	$(8,597,773)	$(8,597,083)
Net loss	—	—	—	(231,463)	(231,463)
Balance – March 31, 2022	6,900,000	690	—	(8,829,236)	(8,828,546)
Net income	—	—	—	18,705	18,705
Balance – June 30, 2022	6,900,000	$690	$—	$(8,810,531)	$(8,809,841)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended	For the period from March 24, 2021 (inception) to
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(212,758)	$(69,504)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(56,214)	69,504
Prepaid expenses	(562,500)	—
Due to related party	(552,287)	—
Net cash used in operating activities	(1,383,759)	—

Cash flows from investing activities:
Investment of interest into Trust Account	(415,286)	—
Net cash used in investing activities	(415,286)	—

Net decrease in cash	(1,799,045)	—

Cash - beginning of the period	2,505,395	—
Cash - end of the period	$706,350	$—

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable and accrued liabilities	$—	$575,000
Deferred offering costs included in related party loan	$—	$134,446
Deferred offering costs paid by sponsor in exchange for Class F common stock	$—	$25,000

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

As of June 30, 2022, the Company had not yet commenced operations. On March 30, 2021, the Company was funded with $25,000 for which it issued 8,625,000 shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) to the Company’s sponsor, Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).  On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700.  As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues to date. The Company will not generate any operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from its initial public offering (the “Initial Public Offering”). The Company has selected December 31 as its fiscal year end.

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

The Company will provide holders (the “Public Stockholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share and such amount may be increased by $0.10 per share for each three-month extension of the Company’s time to consummate its initial Business Combination, as described herein). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As of June 30, 2022, these Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders are not entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Investments held in Trust Account

On June 30, 2022 and December 31, 2021, the Company had approximately $281.9 million and $281.5 million held in the Trust Account, respectively.  The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.  The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period.  The Company’s investments held in the Trust Account were classified as other long-term assets on the Balance Sheet as of June 30, 2022 and December 31, 2021 as the Combination Period in which the Company has to complete a Business Transaction was greater than twelve months.  Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying statement of operations.  The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.”  The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemed Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.  At all other times, Class A common stock is classified as stockholders’ equity.  The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.  Accordingly, on June 30, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio 80% for the public shares and 20% for the non-redeemable shares for the three and six months ended June 30, 2022, reflective of the respective participation rights.

	Three Months Ended			Six Months Ended		For the Period from March 24, 2021 (inception) to
	June 30,			June 30,		June 30,
	2022		2021	2022		2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$14,964	$3,741	$(64,539)	$(170,206)	$(42,552)	$(69,504)

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	27,600,000	6,900,000	6,900,000	27,600,000	6,900,000	6,900,000
Basic and diluted net loss per share	$0.00	$0.00	$(0.01)	$(0.01)	$(0.01)	$(0.01)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 30, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 shares of the Company’s Founder Shares. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares.  As of June 30, 2022, there were 6,900,000 Founder Shares outstanding.  The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support.  As of June 30, 2022, the Company owed $45,000 to the Sponsor or an affiliate thereof for administrative support costs.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares issued or outstanding.

Class F Common Stock—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On March 29, 2021, the Company issued 8,625,000 shares of Class F common stock to the Sponsor.  On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost.  An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. As of June 30, 2022 and December 31, 2021, there were 6,900,000 Founder Shares outstanding.  The shares of Class F common stock represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Warrants— As of June 30, 2022, there were 13,800,000 Public Warrants and 13,730,000 Private Placement Warrants outstanding.  Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

NOTE 8. INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2022 was $0.0 million. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 0% as the Company continues to record a full valuation allowance for all of its deferred tax assets.

As of June 30, 2022 and December 31, 2021, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with net operating losses and capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of June 30, 2022 and December 31, 2021, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the six months ended June 30, 2022, the Company did not accrue any interest and penalties.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

Our entire activity from March 24, 2021 (inception) through November 19, 2021 was in preparation for our Initial Public Offering.  Since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination.  We will not be generating any operating revenues until the completion of our initial business combination, at the earliest.

For the three and six months ended June 30, 2022, we had a net income (loss) of $18,705 and $(212,758), respectively. The net income (loss) consisted of $371,290 and $628,044 in general and administrative expenses for the three and six months ended June 30, 2022, respectively.  The expenses were offset by interest income of $389,995 and $415,286, respectively.

For the three months ended June 30, 2021 and for period from March 24, 2021 (inception) to June 30, 2021, we had a net loss of $64,539 and $69,504, respectively which consisted of general and administrative expenses incurred in preparation for our Initial Public Offering.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $0.7 million of cash in our operating account and working capital of approximately $1.0 million.  As of December 31, 2021, we had $2.5 million of cash in our operating account and working capital of approximately $1.7 million.

Our liquidity needs up to November 19, 2021 had been satisfied through a contribution of $25,000 from Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”) to cover certain expenses in exchange for the issuance of shares of Class F common stock, par value $0.0001 per share (the “founder shares”) and a loan of approximately $300,000 from our Sponsor pursuant to the Note, of which approximately $141,000 was borrowed which was repaid in full on November 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”). In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor's attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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
Date: August 15, 2022
	By:	/s/ Anthony G. Petrello
	Name:	Anthony G. Petrello
	Title:	President and Chief Executive Officer