Form 10-K
period 2022-12-31
Nabors Energy Transition Corp.
filed 2023-03-22
CIK 1854458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock as of June 30, 2022, other than shares held by persons who may be deemed affiliates of the registrant, computed by using the closing price for the Class A common stock on June 30, 2022 as reported on the New York Stock Exchange of $10.00, was $275,985,000.

As of March 22, 2023, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

NABORS ENERGY TRANSITION CORP.

CERTAIN TERMS

References to the “company,” “we,” “us” or “our” are to Nabors Energy Transition Corp and references to:

•	“common stock” are to our Class A common stock, our Class B common stock and our Class F common stock, collectively;
•	“founder shares” are to shares of our Class F common stock, par value $0.0001 per share, initially purchased by our sponsor in a private placement prior to the Initial Public Offering, the shares of our Class B common stock issued upon the automatic conversion thereof at the time of our initial business combination, or earlier at the option of the holder, and the shares of our Class A common stock issued upon the conversion of the Class B common stock;
•	“Initial Public Offering” are to the initial public offering of Nabors Energy Transition Corp, which closed on November 19, 2021 (the “IPO Closing Date”);
•	“initial stockholders” are to our sponsor and other holders of our founder shares prior to our Initial Public Offering;
•	“Nabors” are to Nabors Industries Ltd., a Bermuda exempted company and affiliate of our sponsor;
•	“Nabors Lux” are to Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg and a wholly owned subsidiary of Nabors;
•	“private placement warrants” are to the warrants issued to the owners of our sponsor and our independent directors in a private placement simultaneously with the closing of the Initial Public Offering;
•	“Private Warrant Agreement” are to the Private Warrant Agreement, dated as of November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent;
•	“private warrantholders” are to the direct or indirect owners of our sponsor and our independent directors that purchased private placement warrants;
•	“Public Warrant Agreement” are to the Public Warrant Agreement, dated as of November 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent;
•	“public shares” are to shares of our Class A common stock, par value $0.0001 per share, sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market);
•	“public stockholders” are to the holders of our public shares, including our initial stockholders, board of directors and management team to the extent our initial stockholders, board of directors and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;
•	“public warrants” are to the warrants sold as part of the units in the Initial Public Offering (whether they are purchased in connection with the Initial Public Offering or thereafter in the open market), consisting of one public share and one-half of one redeemable warrant; and
•	“sponsor” are to Nabors Energy Transition Sponsor LLC, a Delaware limited liability company and an affiliate of Nabors. Our sponsor is managed by Nabors Corporate Services, Inc., a Delaware corporation and a wholly owned subsidiary of Nabors, and owned by Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg and a wholly owned subsidiary of Nabors, and Greens Road Energy LLC, a Delaware limited liability company controlled by Anthony G. Petrello, our President, Chief Executive Officer, Secretary and Chairman and the Chairman, President, Chief Executive Officer and director of Nabors. Greens Road Energy LLC is owned in part by certain members of our management team, including Anthony G. Petrello, William J. Restrepo, our Chief Financial Officer and Chief Financial Officer

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

These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;
•	our ability to complete the proposed Business Combination, the Convertible Financing or the PIPE Financing (each as defined below) contemplated in connection with the proposed Business Combination in the timely manner or at all (including the failure to receive required stockholder or shareholder approvals, as applicable, or the failure of other closing conditions such as the satisfaction of the minimum available cash following redemptions by our public shareholders and the receipt of any governmental approvals that may be required);
•	our inability to complete the proposed Business Combination or any other initial business combination by our business combination deadline and the potential failure to obtain an extension of the business combination deadline if sought;
•	potential litigation, governmental or regulatory proceedings, investigations or inquires involving Vast or NETC, including in relation to the proposed Business Combination;
•	our expectations around the performance of Vast or any other prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination or any other initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the Business Combination or any other initial business combination;
•	actual and potential conflicts of interest relating to Nabors, our sponsor and other parties in which members of our directors or management team are involved;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading, and the ability to obtain or maintain the listing of Vast Ordinary Shares (as defined below) on a national exchange following the consummation of the proposed Business Combination;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance;
•	risks and uncertainties related to the emissions reduction, carbon capture, renewable energy and mobile assets and application sectors;
•	the potential tax consequences of investing in our securities; or
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report .

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

Risk Factor Summary

We are an incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. You should carefully consider these and the other risks set forth in this section.

•	We may be not able to complete the Business Combination, the Convertible Financing or the PIPE Financing in a timely manner or at all.
•	We are an incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•	Past performance by our management team and Nabors may not be indicative of future performance of an investment in us.
•	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
•	If we seek stockholder approval of our initial business combination, our initial stockholders, board of directors and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
•	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
•	The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
•	We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
•	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
•	If we seek stockholder approval of our initial business combination, our initial stockholders, sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
•	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
•	You will not be entitled to protections normally afforded to investors of many other blank check companies.
•	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.
•	If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination after the closing of the Initial Public Offering), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
•	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor, including uncertainty with respect to the allocation of basis among the components of our units, the tax treatment of a cashless exercise of public warrants and the applicable holding period of our Class A common stock.
•	Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

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

Prior to our Initial Public Offering, on March 30, 2021, our sponsor purchased an aggregate of 8,625,000 founder shares, for an aggregate purchase price of $25,000.  In November 2021, our sponsor surrendered an aggregate of 1,900,000 founder shares to the Company at no cost.  An aggregate of 175,000 founder shares were issued to our independent directors for an aggregate of $700.  As of December 31, 2022, there were 6,900,000 founder shares outstanding.

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

Proposed Business Combination

Business Combination Agreement

On February 14, 2023, we entered into a Business Combination Agreement with Vast Solar Pty Ltd, an Australian proprietary company limited by shares (“Vast”), Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Vast (“Merger Sub”), our sponsor and Nabors (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Vast (the “Surviving Corporation”).

Immediately prior to the Merger, the MEP Share Conversion (as defined below), the Existing Convertible Note Conversion (as defined below) and a conversion of ordinary shares in Vast (the “Vast Ordinary Shares”) (whether by way of subdivision or consolidation) (the “Vast Split Adjustment”) will be undertaken whereby the amount of all Vast Ordinary Shares outstanding immediately after such corporate actions will be 20,500,000 (subject to certain adjustments) to be effective at the effective time of the Merger (the “Effective Time”).

Exchange and Conversion of Securities

At or around the time of undertaking the Vast Split Adjustment and the Existing Convertible Note Conversion, Vast will cause each share or other awards granted under Vast’s existing Management Equity Plan Deed (such shares and awards, the “MEP Shares”) that is outstanding immediately prior to such time to be settled by the conversion of those MEP Shares into Vast Ordinary Shares (the “MEP Share Conversion”).

At the Effective Time, by virtue of the Merger and without any action on the part of us, Vast, Merger Sub or any of the holders of any of their securities, the following events will take place simultaneously:

●	all shares of our Class A common stock, Class B common stock and founder shares will be canceled without any conversion thereof and no payment of distribution will be made with respect thereof;
●	(i) each share of our Class A common stock (other than the Redemption Shares as described below) issued and outstanding immediately prior to the Effective Time will be exchanged for one validly issued and fully paid Vast Ordinary Share, (ii) each founder share and share of our Class B common stock held by (A) the sponsor and (B) any person to whom the sponsor has transferred founder shares or shares of Class B common stock immediately prior to the Effective Time will be collectively exchanged for 2,825,000 validly issued and fully paid Vast Ordinary Shares, (iii) each share of our Class B common stock not held by (A) the sponsor or (B) any person who received shares of Class B common stock from the sponsor immediately prior to the Effective Time will be exchanged for one validly issued and fully paid Vast Ordinary Share, and (iv) each founder share not held by (A) the sponsor or (B) any person who received founder shares from the sponsor immediately prior to the Effective Time will be exchanged for one validly issued and fully paid Vast Ordinary Share, in each case, after giving effect to the Vast Split Adjustment (collectively, the “Per Share Merger Consideration”);
●	each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into one validly issued, fully paid and non-assessable share of common stock of the Surviving Corporation and will constitute the only outstanding shares of capital stock of the Surviving Corporation as of immediately after the Effective Time; and
●	Vast will assume (i) the Private Warrant Agreement and (ii) the Public Warrant Agreement (together, the “NETC Warrant Agreements”), and each warrant granted thereunder then outstanding and unexercised will automatically, without any action on the part of its holder, be converted into a warrant to acquire a number of Vast Ordinary Shares (each resulting warrant, a “Vast Warrant”). Each Vast Warrant will be subject to the same terms and conditions (including exercisability terms) as were applicable to the corresponding private placement warrant or public warrant immediately prior to the Effective Time, except to the extent such terms or conditions are rendered inoperative by the Business Combination. Accordingly, effective as of the Effective Time: (I) each Vast Warrant will be exercisable solely for Vast Ordinary Shares; (II) the number of Vast Ordinary Shares subject to each Vast Warrant will be equal to (x) the number of shares of our Class A common stock subject to the applicable public warrant or private placement warrant; and (III) the per share exercise price for the Vast Ordinary Shares issuable upon exercise of such Vast Warrant will be equal to (x) the per share exercise price for the shares of our Class A common stock subject to the applicable public warrant or private placement warrant, as in effect immediately prior to the Effective Time. Vast will take all corporate action necessary to reserve for future issuance, and will maintain such reservation for so long as any of the Vast Warrants remain outstanding, a sufficient number of Vast Ordinary Shares for delivery upon the exercise of such Vast Warrants.

Each share of our Class A common stock issued and outstanding immediately prior to the Effective Time with respect to which a stockholder has validly exercised its redemption rights (“Redemption Rights”) provided for in our amended and restated charter (i) will be redeemed immediately prior to the Effective Time (such shares, the “Redemption Shares”) and will be converted into the right to receive from us, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights and (ii) will not be entitled to receive the Per Share Merger Consideration.

In the event that a unit has not been detached so as to permit separate transferability or trading prior to the Effective Time, then effective immediately prior to the Effective Time, any and all units will be automatically detached and broken out into their constituent parts, such that a holder of one unit will hold one share of our Class A common stock and one-half of one warrant, and the underlying Class A common stock and warrants will be converted in accordance with the Business Combination Agreement. However, if the detachment would result in a holder of a warrant holding a fractional warrant, then prior to the conversion the number of warrants deemed to be held by such holder will be rounded down to the nearest whole number.

Earn-Out

During the period between the date that is seventy (70) days after the closing of the Business Combination (the “Closing,” and such date, the “Closing Date”) and the five-year anniversary of the Closing Date (the “Earnout Period”), Vast will issue to eligible Vast shareholders up to 2,799,999 additional Vast Ordinary Shares in the aggregate (the “Earnout Shares”), consisting of (i) up to 1,299,999 additional Vast Ordinary Shares in the aggregate issued (a) upon satisfaction of certain share price targets set forth in the Business Combination Agreement, which price targets will be based upon the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the New York Stock Exchange (the “NYSE”) (or the exchange on which the Vast Ordinary Shares are then listed), for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period or (b) upon a Change of Control (as defined in the Business Combination Agreement) pursuant to which Vast or its shareholders has the right to receive consideration implying a value per Vast Ordinary Share equal to or above the share price targets set forth in the Business Combination Agreement, and (ii) 1,500,000 additional Vast Ordinary Shares issued upon the achievement of certain project milestones or upon a Change of Control.

While Vast must use its reasonable best efforts to do all things necessary (including obtaining any shareholder or other approvals required under applicable Laws, including the Australian Corporations Act 2001 (Cth) (the “Corporations Act”)) to issue Earnout Shares, if certain Earnout Shares cannot be issued within three (3) months of an entitlement to them arising or if an issue of Earnout Shares is subsequently unwound by order of a court or other governmental authority, Vast must instead pay an amount of cash to the affected eligible Vast shareholder in an amount up to the value of the unissued Earnout Shares as defined in accordance with the Business Combination Agreement.

Representations, Warranties and Covenants

The Business Combination Agreement contains customary representations, warranties and covenants of (a) us and (b) Vast and Merger Sub relating to, among other things, our and their ability to enter into the Business Combination Agreement and our and their outstanding capitalization.

Conditions to Closing and Termination

The Business Combination Agreement contains customary conditions to each party’s obligation to close the transaction and circumstances under which the parties can terminate the agreement. If the Business Combination Agreement is terminated, the Business Combination Agreement will become void and there will be no liability under the Business Combination Agreement on the part of any party, except in the case of a willful material breach of the Business Combination Agreement prior to such termination.

Certain Related Agreements

In connection with the Business Combination Agreement, we entered into the following agreements:

Support Agreement. We entered into the Support Agreement with Sponsor, Vast, Nabors Lux and the independent directors (together with our sponsor and Nabors Lux, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to certain restrictions on the transfer of the founder shares and private placement warrants, (ii) to vote all founder shares held by them in favor of the adoption and approval of the Business Combination Agreement, (iii) to waive the anti-dilution rights with respect to their founder shares and (iv) to enter into the Shareholder and Registration Rights Agreement.  The sponsor will have the right to be issued up to 3,900,000 additional Vast Ordinary Shares during the Earnout Period upon satisfaction of certain price targets set forth therein, which price targets will be based on the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the NYSE (or the exchange on which the Vast Ordinary Shares are then listed), for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period.

Letter Agreement Amendment. We, our sponsor, Nabors Lux and our officers and directors entered into an amendment to the Letter Agreement, pursuant to which the parties have agreed to remove the lock-up provisions with respect to the founder shares conditioned on the Closing.

Subscription Agreements. Concurrently with the signing of the Business Combination Agreement, Nabors Lux and AgCentral Energy Pty Limited (“AgCentral”) entered into subscription agreements (the “Notes Subscription Agreements,”

and the financing received therefrom, the “Interim Company Financing”), pursuant to which, among other things, Nabors Lux and AgCentral have each agreed to subscribe for and purchase up to $5.0 million (or $10.0 million in aggregate principal amount) of Senior Convertible Notes from Vast in a private placement to be funded in accordance with the Notes Subscription Agreements. Any amount of Interim Company Financing provided by Nabors Lux or AgCentral will be exchanged for an equivalent number of Vast Ordinary Shares immediately prior to the Effective Time and be deemed to reduce their subscription amounts under the PIPE Financing (as defined below). Vast may enter into additional Notes Subscription Agreements with additional investors between the signing of the Business Combination Agreement and the Closing (the financing received under such additional agreements and together with the financing received under the Notes Subscription Agreements, the “Convertible Financing”).

Also concurrently with the signing of the Business Combination Agreement, Nabors Lux and AgCentral entered into subscription agreements with Vast (the “Equity Subscription Agreements”), pursuant to which, among other things, Nabors Lux and AgCentral agreed, subject to the Closing occurring and certain other conditions, to subscribe for and purchase, and Vast agreed to issue and sell to each of Nabors Lux and AgCentral, up to $15.0 million (or an aggregate of $30.0 million) of Vast Ordinary Shares for $10.20 per share in a private placement. Vast may enter into additional Equity Subscription Agreements, with additional investors between the signing of the Business Combination Agreement and the Closing (the financing received under such additional agreements and together with the financing received under the Equity Subscription Agreements, the “PIPE Financing”).

Services Agreement. Concurrently with signing of the Business Combination Agreement, Vast and Nabors Corporate Services, Inc., an affiliate of our sponsor (“Nabors Corporate”), entered into a services and cost reimbursement agreement pursuant to which, among other things, Nabors Corporate will provide certain services related to operations, engineering, design planning and other operational or technical matters to Vast.

Joint Development and License Agreement. Concurrently with the signing of the Business Combination Agreement, Vast and Nabors Energy Transition Ventures LLC, an affiliate of our sponsor (“NETV”), pursuant to which NETV and Vast will agree to work together on a project-by-project basis to develop products and/or equipment related to solar power generation.

Noteholder Support Agreement. At the time of the signing of the Business Combination Agreement, AgCentral is the sole holder of convertible promissory notes previously issued by Vast (the “Existing Convertible Notes”) and a party to certain existing loan agreements with Vast (the “AgCentral Loan Agreements”).Concurrently with the signing of the Business Combination Agreement, Vast and AgCentral entered into the Noteholder Support and Termination Agreement (the “Noteholder Support Agreement”) pursuant to which, among other things, AgCentral agreed to (i) immediately prior to the Closing, as applicable, (a) exercise (or be deemed to have exercised) the conversion rights under each of the Existing Convertible Notes to convert all such Existing Convertible Notes into Vast Ordinary Shares, (b) accept Vast Ordinary Shares as settlement of its Existing Convertible Notes whereupon such notes shall be cancelled, (c) accept Vast Ordinary Shares as repayment of all of the principal outstanding and accrued interest under each AgCentral Loan Agreement whereupon each AgCentral Loan Agreement will be discharged and terminated and (d) discharge and release all financier security granted by Vast to AgCentral in respect of the Existing Convertible Notes and the Ag Central Loan Agreements, and (ii) not to transfer, prior to the Closing or termination of the Business Combination Agreement, AgCentral’s rights under any AgCentral Loan Agreement, its Vast Ordinary Shares or the Existing Convertible Notes, subject to certain exceptions.

In connection with the Closing, we will enter into, among others, the following agreement:

Shareholder and Registration Rights Agreement. Concurrently with the Closing, we, Vast, our sponsor and the holder parties thereto will enter into the Shareholder and Registration Rights Agreement, pursuant to which Vast will agree that, within sixty days of the Closing, Vast will file with the SEC (at Vast’s sole cost and expense) a resale registration statement, and Vast will use its commercially reasonable efforts to have the such registration statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders of certain securities held by or issuable to certain of our existing shareholders and Vast can demand Vast’s assistance with underwritten offerings and exercise demand or piggyback rights with respect to such offerings. Additionally the Shareholder and Registration Rights Agreement contains a customary lock-up agreement for six months after the Closing. The Shareholder and Registration Rights Agreement grants to the sponsor the right to nominate for election one director to Vast’s board of directors (the “Vast Board”) for so long as the sponsor and its affiliates collectively beneficially own 50% of the number of Vast Ordinary Shares that the sponsor and its affiliates collectively beneficially owned immediately following the Closing. The

Shareholder and Registration Rights Agreement also grants to AgCentral the rights to nominate for election one director to the Vast Board for so long as AgCentral and its affiliates collectively beneficially own at least the number of Vast Ordinary Shares that entitle the sponsor to nominate for election one director.

Extension

We have extended of our initial 15-month period to consummate our initial business combination by 3 months as allowed by our charter. On February 16, 2023, Nabors Lux and Greens Road Energy LLC deposited an aggregate $2,760,000 into our trust account in connection with the three month extension of our time to consummate our initial business combination.  In connection with such extension, we issued an unsecured promissory note to (i) Nabors Lux in the principal amount of $1,518,000 and (ii) Greens Road Energy LLC in the principal amount of $1,242,000 (together, the “Notes”).  Each of Nabors Lux and Greens Road Energy LLC is an affiliate of the Sponsor. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated as provided herein and (ii) the liquidation of the Company on or before May 19, 2023 (unless such date is extended pursuant to our charter or such later liquidation date as may be approved by our stockholders).

If we consummate an initial business combination, we will repay the loans out of the proceeds of the trust account for our public stockholders or, at the option of our Sponsor, convert all or a portion of the loans into warrants at a price of $1.00 per warrant, which warrants will be identical to the warrants we issued in a private placement in connection with our initial public offering. If we do not consummate an initial business combination, we will repay the loans only from funds held outside of the Trust Account.

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

Financial Position

With funds available in trust for a business combination in the amount of $284.8 million as of December 31, 2022, assuming no redemptions and excluding any amounts available to us for working capital, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt-to-equity ratio.  Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.  However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 18 months (or up to 21 months if further we extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 15 months from the closing of the Initial Public Offering to complete our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months, up to two times (for a total of up to 21 months to complete a business combination); provided that our sponsor (or its affiliates or designees) must deposit into the trust account additional funds of  $2,760,000 ($0.10 per unit), for each of the available three-month extensions, for a total payment of up to $5,520,000 ($0.20 per unit), in exchange for a non-interest bearing, unsecured promissory note. Our public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial business combination from 15 months to up to 21 months described above or redeem their shares in connection with such extension. If we are unable to complete our business combination within such 15-month (or up to 21-month if we extend the period of time to consummate our initial business combination) period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our initial business combination within the 15-month (or up to 21-month if we extend the period of time to consummate our initial business combination) time period.  As described above, we utilized our first extension to extend our initial 15-month period to consummate our initial business combination by 3 months.

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

We were required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to the Proposed Business Combination and Vast

We may not be able to complete the Business Combination, the Convertible Financing or the PIPE Financing in a timely manner or at all.

On February 14, 2023, we entered into the Business Combination Agreement, pursuant to which, among other things and subject to conditions contained therein, we agreed to combine with Vast.  In connection with the proposed Business Combination, Vast intends to conduct a Convertible Financing and PIPE Financing.  The Business Combination, the Convertible Financing and the PIPE Financing are subject to a number of conditions, and we cannot guarantee that each such condition will be satisfied or waived and that the Business Combination and related transactions will close in a timely manner, on the anticipated terms or at all.  For example, failure to receive required stockholder or shareholder approvals, as applicable, the failure to have a sufficient amount of cash following redemption by our public stockholders or the receipt of any required governmental or regulatory approvals may result in an inability to close the Business Combination and related transactions.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are an incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

While we intend to hold a stockholder vote to approve the proposed Business Combination, if we were to pursue an initial business combination with a different target business, we may choose not to hold a stockholder vote to approve such initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section entitled “Item 1. Business-Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. For example, it is a condition to Vast’s obligation to close the Business Combination that Vast will have available at closing cash and cash equivalents in an aggregate amount not less than $50,000,000, including (i) the cash available in our trust account (after giving effect to (x) our public stockholders’ redemption rights and (y) any stock buyback tax incurred in respect of any proposals to approve the Business Combination or to extend the term of NETC), (ii) cash and cash equivalents held by Vast and its subsidiaries as of immediately prior to the closing, (iii) any amounts or proceeds received pursuant to the Convertible Financing in connection with the Closing (for the avoidance of doubt, excluding any amounts which have been previously funded prior to the Closing Date, except to the extent such amounts are held by Vast and its subsidiaries as of immediately prior to the Closing), and (iv) any amounts or proceeds received pursuant to the PIPE Financing (as defined below) in connection with the Closing, and after giving effect to the payment of any outstanding NETC and Vast transaction expenses. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the proposed Business Combination or another business combination. Furthermore, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules or to satisfy a minimum cash requirement or maximum redemption requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our Class A common stock to be considered “penny stock” under the SEC’s rules or cause us to not satisfy a closing condition, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to find a suitable target business and complete our initial business combination within 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2022, we had approximately $0.5 million of cash outside the trust account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital.  If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

The proceeds held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination within 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) after the closing of the Initial Public Offering, then we will, among other things, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (net of any taxes payable by us and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

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

On March 30, 2022, the SEC issued proposed rules (“2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are unable to consummate our initial business combination within 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering, our public stockholders may be forced to wait beyond such 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) before redemption from our trust account.

If we are unable to consummate our initial business combination within 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the trust account (net of any taxes payable by us and less up to $100,000 of interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purpose of winding up of our affairs, as further described herein. Any redemption of public stockholders form the trust account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, or liquidate, the trust account and distribute such amount therein, pro rata, to our stockholders as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the initial 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

Our public stockholders are not entitled to vote or redeem their shares in connection with each of our potential three-month extensions.

If we are not able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months, as long as our sponsor or its affiliates or designees deposits into the trust account $2,760,000 ($0.10 per unit) on or prior to the date of the applicable deadline. Our public stockholders are not entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and such stockholders have the right to redeem their public shares in connection with such vote.

Our sponsor may decide not to further extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

After having extended the period to consummate our initial business combination as described above, we have 18 months from the closing of the Initial Public Offering to consummate our initial business combination.

However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination beyond May 19, 2023 by an additional three months (for a total of up to 21 months to complete a business combination), subject to the sponsor (or its affiliates or designees) depositing additional funds into the trust account as set out below. Our stockholders are not entitled to vote or redeem their shares in connection with any such extension. However, our stockholders will be entitled to vote and redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. In order for the time available for us to consummate our initial business combination to be extended an additional three months, our sponsor or its affiliates or designees must deposit into the trust account $2,760,000 or $0.10 per unit, on or prior to the date of the applicable deadline. Any such payments would be made in the form of a non-interest bearing loan. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account if any such funds are available. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

Our sponsor has the right to extend the term we have to consummate our initial business combination for up to an additional three months without providing our stockholders with voting or redemption rights relating thereto.

If we anticipate that we may not be able to consummate our initial business combination within 18 months, and subject to our sponsor depositing additional funds into the trust account as set out below, our time to consummate a business combination shall be further extended for an additional three months, for a total of up to 21 months to complete a business combination. This will occur as long as our sponsor or its affiliates or designees, upon five days advance notice prior to the deadline, deposits into the trust account $2,760,000 or $0.10 per unit on or prior to the date of the deadline, for each such extension, in exchange for a non-interest bearing, unsecured promissory note. Such loan may be convertible into warrants, at a price of $1.00 per warrant, at the option of the sponsor. Our public stockholders are not entitled to vote or redeem their shares in connection with such extension. As a result, we may conduct such an extension even though a majority of our public stockholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite stockholder approval, we may enter into one or more transactions that require stockholders and/or warrantholders to recognize gain or income for tax purposes (as is expected to be the case in the Business Combination with Vast is effected) or otherwise increase their tax burden. We do not intend to make any cash distributions to stockholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrantholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or public warrants. In addition, we may effect a business combination with a company in another jurisdiction (such as Vast, which is an Australian company) or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the company or business is located). As a result, stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect a business combination with a company that has business operations outside of the United States (as would be the case if the Business Combination with Vast is effected) and, possibly, business operations in multiple jurisdictions. If we effect any such transaction, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

Amending our amended and restated certificate of incorporation will require at least a special resolution of our stockholders as a matter of Delaware law, meaning the approval of holders of not less than 65% of the shares of our common stock who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) of the closing of the Initial Public Offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months (or up to 21 months if we further extend the period of time to consummate our initial business combination) from the closing of the Initial Public Offering or (ii) with respect to any other material provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then-outstanding public shares. These agreements are contained in a letter agreement that we entered into with our sponsor, officers and directors and Nabors Lux 2 S.a.r.l. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to special considerations or risks associated with companies operating in an international setting, including any of the following:

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

However, if, (i) the 2022 Proposed Rules are adopted by the SEC, (ii) our shareholders vote to extend the time to complete our initial business combination, and (iii) we do not (x) file a report on Form 8-K with the SEC announcing that we have entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the registration statement for this offering, and (y) consummate our initial business combination no later than 24 months after the effective date of the registration statement for this offering, there is a risk that we would be deemed to be an investment company and subject to the Investment Company Act. Further, if we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

The 2022 Proposed Rules would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.31 per public share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

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

The shares of Class F common stock will automatically convert into shares of Class B common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis. The issuance of these shares of Class B common stock and the voting rights related to our Class B common stock could make us a less attractive acquisition vehicle to a target business or make an acquisition more costly or difficult to complete. Prior to and following our initial business combination, the shares of Class B common stock will be convertible, at the option of the holder, into shares of Class A common stock on a one-for-one basis, in each case subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant, $2,760,000 in extension loans made in connection with the extension of the term from 15 months to 18 months may be convertible into private placement warrants, at the price of $1.00 per warrant, and if we extend the term beyond 18 months, $2,760,000 in additional extension loans may be convertible into private placement warrants, at the price of $1.00 per warrant. To the extent we issue Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company (a “PHC”) for U.S. federal income tax purposes, which will depend on a stockholder’s specific facts.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which special purpose acquisition companies like ours typically engage. The notice appears to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates; however, this interpretation is not free from doubt and the notice could be interpreted to have a narrower application. Although the notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs and redemptive distributions to SPAC stockholders) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not free from doubt, any redemption or other repurchase effected by us that occurs in connection with a business combination, extension vote or otherwise may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming stockholder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year as the business combination) and (iv) the content of any subsequent regulations, clarifications and other guidance issued by the Treasury. It is possible that the proceeds held in the Trust Account (as defined below) could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

Holders

At March 22, 2023, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares, one holder of record of our Warrants and sixteen holders of record of our private placement warrants.

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

Extension

On February 16, 2023, Nabors Lux and Greens Road Energy LLC deposited an aggregate $2,760,000 into our trust account in connection with the three month extension of our time to consummate our initial business combination.  In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $1,518,000 and (ii) Greens Road Energy LLC, a Delaware limited liability company, in the principal amount of $1,242,000, for an aggregate principal amount of $2,760,000 in connection with the three-month extension of our time to consummate our initial business combination.  Each of Nabors Lux and Greens Road Energy LLC is an affiliate of the Sponsor. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated as provided herein and (ii) the liquidation of the Company on or before May 19, 2023 (unless such date is extended pursuant to our charter or such later liquidation date as may be approved by our stockholders).

If we consummate an initial business combination, we will repay the loans out of the proceeds of the trust account for our public stockholders or, at the option of our Sponsor, convert all or a portion of the loans into warrants at a price of $1.00 per warrant, which warrants will be identical to the warrants we issued in a private placement in connection with our initial public offering. If we do not consummate an initial business combination, we will repay the loans only from funds held outside of the Trust Account.

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

Results of Operations

Our entire activity from inception through December 31, 2022 was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial business combination. We will not be generating any operating revenues until the completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net income of approximately $1.3 million which consisted of $2.0 million of general and administrative expenses and $4.1 million of interest income.  In addition, in 2022, we had income taxes of $0.8 million for the interest income.  For the period from March 24, 2021 (inception) through December 31, 2021, we had a net loss of approximately $0.3 million, which consisted of mostly of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $0.5 million and a working capital of approximately $0.5 million.  As of December 31, 2021, we had cash of $2.5 million and a working capital of approximately $1.7 million.

Our liquidity needs up to November 19, 2021 had been satisfied through a contribution of $25,000 from our sponsor to cover certain expenses in exchange for the issuance of the founder shares and a loan of approximately $300,000 from our sponsor pursuant to the Note, of which approximately $141,656 was borrowed which was repaid in full on November 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust.  In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or August 19, 2023 (the “Combination Period”). Over this time period, we intend to use these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.  If a business combination is not consummated by August 19, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. As of December 30, 2022, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.   As of December 31, 2022, the Company owed $135,000 to an affiliate of the Sponsor for administrative support and an affiliate of the Sponsor owed the Company $124,536 for reimbursement of expenses paid on the affiliate’s behalf.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial business combination and the Company’s liquidation, the Company will reimburse our sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support.  As of December 31, 2022, $202,500 in support costs had been incurred by the Company under this agreement.

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

Business Combination Agreement

On February 14, 2023, we entered into a Business Combination Agreement with Vast Solar Pty Ltd, an Australian proprietary company limited by shares (“Vast”), Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Vast (“Merger Sub”), our sponsor and Nabors (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Vast (the “Surviving Corporation”).

By virtue of the effectiveness of the Merger (the “Effective Time”) and without any action on the part of us, Vast, Merger Sub or any of the holders of any of their securities, the following events will take place simultaneously:

●	all shares of our Class A common stock, Class B common stock and founder shares will be canceled without any conversion thereof and no payment of distribution will be made with respect thereof;
●	(i) each share of our Class A common stock (other than the Redemption Shares as described below) issued and outstanding immediately prior to the Effective Time will be exchanged for one validly issued and fully paid ordinary share in Vast (the “Vast Ordinary Shares”), (ii) each founder share and share of our Class B common stock held by (A) the sponsor and (B) any person to whom the sponsor has transferred founder shares or shares of Class B common stock immediately prior to the Effective Time will be collectively exchanged for 2,825,000 validly issued and fully paid Vast Ordinary Shares, (iii) each share of our Class B common stock not held by (A) the sponsor or (B) any person who received shares of Class B common stock from the sponsor immediately prior to the Effective Time will be exchanged for one validly issued and fully paid Vast Ordinary Share, and (iv) each founder share not held by (A) the sponsor or (B) any person who received founder shares from the sponsor immediately prior to the Effective Time will be exchanged for one validly issued and fully paid Vast Ordinary Share, in each case, after giving effect to the Vast Split Adjustment (collectively, the “Per Share Merger Consideration”);
●	each share of common stock, par value $0.0001 per share, of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into one validly issued, fully paid and non-assessable share of common stock of the Surviving Corporation and will constitute the only outstanding shares of capital stock of the Surviving Corporation as of immediately after the Effective Time; and
●	Vast will assume (i) the Private Warrant Agreement and (ii) the Public Warrant Agreement (together, the “NETC Warrant Agreements”), and each warrant granted thereunder then outstanding and unexercised will automatically, without any action on the part of its holder, be converted into a warrant to acquire a number of Vast Ordinary Shares (each resulting warrant, a “Vast Warrant”). Each Vast Warrant will be subject to the same terms and conditions (including exercisability terms) as were applicable to the corresponding private placement warrant or public warrant immediately prior to the Effective Time, except to the extent such terms or conditions are rendered inoperative by the Business Combination. Accordingly, effective as of the Effective Time: (I) each Vast Warrant will be exercisable solely for Vast Ordinary Shares; (II) the number of Vast Ordinary Shares subject to each Vast Warrant will be equal to (x) the number of shares of our Class A common stock subject to the applicable public warrant or private placement warrant; and (III) the per share exercise price for the Vast Ordinary Shares issuable upon exercise of such Vast Warrant will be equal to (x) the per share exercise price for the shares of our Class A common stock subject to the applicable public warrant or private placement warrant, as in effect immediately prior to the Effective Time. Vast will take all corporate action necessary to reserve for future issuance, and will maintain such reservation for so long as any of the Vast Warrants remain outstanding, a sufficient number of Vast Ordinary Shares for delivery upon the exercise of such Vast Warrants.

Each share of our Class A common stock issued and outstanding immediately prior to the Effective Time with respect to which a stockholder has validly exercised its redemption rights (“Redemption Rights”) provided for in our amended and restated charter (i) will be redeemed immediately prior to the Effective Time (such shares, the “Redemption Shares”) and will be converted into the right to receive from us, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights and (ii) will not be entitled to receive the Per Share Merger Consideration.

In the event that a unit has not been detached so as to permit separate transferability or trading prior to the Effective Time, then effective immediately prior to the Effective Time, any and all units will be automatically detached and broken out into their constituent parts, such that a holder of one unit will hold one share of our Class A common stock and one-half of one warrant, and the underlying Class A common stock and warrants will be converted in accordance with the Business Combination Agreement. However, if the detachment would result in a holder of a warrant holding a fractional warrant, then prior to the conversion the number of warrants deemed to be held by such holder will be rounded down to the nearest whole number.

Certain Related Agreements

In connection with the Business Combination Agreement, we entered into the following agreements:

Support Agreement. We entered into the Support Agreement with Sponsor, Vast, Nabors Lux and the independent directors (together with our sponsor and Nabors Lux, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to certain restrictions on the transfer of the founder shares and private placement warrants, (ii) to vote all founder shares held by them in favor of the adoption and approval of the Business Combination Agreement, (iii) to waive the anti-dilution rights with respect to their founder shares and (iv) to enter into the Shareholder and Registration Rights Agreement. The sponsor will have the right to be issued up to 3,900,000 additional Vast Ordinary Shares during the Earnout Period upon satisfaction of certain price targets set forth therein, which price targets will be based on the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the NYSE (or the exchange on which the Vast Ordinary Shares are then listed), for any twenty (20) trading days within any thirty (30) consecutive trading day period within the Earnout Period.

Letter Agreement Amendment. We, our sponsor, Nabors Lux and our officers and directors entered into an amendment to the Letter Agreement, pursuant to which the parties have agreed to remove the lock-up provisions with respect to the founder shares conditioned on the Closing.

In connection with the Closing, we will enter into, among others, the following agreement:

Shareholder and Registration Rights Agreement. Concurrently with the Closing, we, Vast, our sponsor and the holder parties thereto will enter into the Shareholder and Registration Rights Agreement, pursuant to which Vast will agree that, within sixty days of the Closing, Vast will file with the SEC (at Vast’s sole cost and expense) a resale registration statement, and Vast will use its commercially reasonable efforts to have the such registration statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders of certain securities held by or issuable to certain of our existing shareholders and Vast can demand Vast’s assistance with underwritten offerings and exercise demand or piggyback rights with respect to such offerings. Additionally the Shareholder and Registration Rights Agreement contains a customary lock-up agreement for six months after the Closing. The Shareholder and Registration Rights Agreement grants to the sponsor the right to nominate for election one director to Vast’s board of directors (the “Vast Board”) for so long as the sponsor and its affiliates collectively beneficially own 50% of the number of Vast Ordinary Shares that the sponsor and its affiliates collectively beneficially owned immediately following the Closing. The Shareholder and Registration Rights Agreement also grants to AgCentral Energy Pty Limited (“AgCentral”) the rights to nominate for election one director to the Vast Board for so long as AgCentral and its affiliates collectively beneficially own at least the number of Vast Ordinary Shares that entitle the sponsor to nominate for election one director.

Extension

The Company has extended its initial 15-month period to consummate our initial business combination by 3 months as allowed by its charter. On February 16, 2023, the Company issued an unsecured promissory note to each of (i) Nabors Lux 2 S.a.r.l., a private limited liability company (société à responsabilité limitée) incorporated in the Grand Duchy of Luxembourg, in the principal amount of $1,518,000 and (ii) Greens Road Energy LLC, a Delaware limited liability company, in the principal amount of $1,242,000 (together, the “Notes”), for an aggregate principal amount of $2,760,000 in connection with the three-month extension of the Company’s time to consummate its initial business combination.  Each of Nabors Lux 2 S.a.r.l. and Greens Road Energy LLC is an affiliate of our sponsor. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which an initial business combination is consummated and (ii) the liquidation of the Company on or before May 19, 2023 (unless such date is extended pursuant to the Company’s charter or such later liquidation date as may be approved by the Company’s stockholders).

If the Company consummates an initial business combination, it will repay the loans out of the proceeds of the trust account for its public stockholders or, at the option of the sponsor, convert all or a portion of the loans into warrants at a price of $1.00 per warrant, which warrants will be identical to the warrants issued in a private placement in connection with the Company’s initial public offering. If the Company does not consummate an initial business combination, it will repay the loans only from funds held outside of the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Ham, Langston & Brezina, LLP, Houston, TX, Auditor ID: 298)	75
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	76
Statements of Operations for the year ended December 31, 2022 and the period from March 24, 2021 (inception) through December 31, 2021	77
Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and the period from March 24, 2021 (inception) through December 31, 2021	78
Statements of Cash Flows for the year ended December 31, 2022 and the period from March 24, 2021 (inception) through December 31, 2021	79
Notes to Financial Statements	80

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Nabors Energy Transition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nabors Energy Transition Corp. (the “Company”) as of December 31, 2022 and December 31, 2021, and the related statements of operations, change in stockholders’ equity (deficit) and of cash flows for the year ended December 31, 2022 and for the period from March 24 (inception) to December 31, 2021, including related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and for the results of its operations and cash flows for the year ended December 31, 2022 and for the period from March 24, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by August 19, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ham, Langston & Brezina, LLP

We have served as the Company’s auditor since 2021.

Houston, Texas
March 22, 2023

NABORS ENERGY TRANSITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Cash	$468,461	$2,505,395
Prepaid expenses	375,000	—
Total current assets	843,461	2,505,395
Investments held in Trust	284,840,707	281,523,211
Total assets	$285,684,168	$284,028,606

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$235,995	$232,555
Income taxes payable	87,473	—
Due to related party	10,464	597,500
Total current liabilities	333,932	830,055
Deferred legal fees	1,469,726	615,634
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	11,463,658	11,105,689

Commitments and Contingencies (Note 6)
Class A common stock, $0.0001 par value; 27,600,000 shares subject to redemption at $10.31 and $10.20 per share, respectively	284,477,945	281,520,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(10,258,125)	(8,597,773)
Total stockholders’ deficit	(10,257,435)	(8,597,083)
Total liabilities and stockholders’ deficit	$285,684,168	$284,028,606

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from March 24, 2021 (inception) through December 31,
	2022	2021

General and administrative expenses	$1,963,012	$251,365
Loss from operations	(1,963,012)	(251,365)

Other income:
Interest income earned on investments held in trust	4,073,078	3,211
Income (loss) before provision for income taxes	2,110,066	(248,154)

Provision for income taxes	(812,473)	—

Net income (loss)	$1,297,593	$(248,154)

Basic and diluted weighted average redeemable common shares outstanding	27,600,000	4,502,128
Basic and diluted net income per redeemable common share	$0.04	$2.95

Basic and diluted weighted average non-redeemable common shares outstanding	6,900,000	6,900,000
Basic and diluted net income (loss) per non-redeemable common share	$0.04	$(1.96)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – March 24, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class F common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Forfeited shares	—	—	(1,900,000)	(190)	190	—	—
Issuance of shares to directors	—	—	175,000	17	683	—	700
Public offering of units	27,600,000	2,760	—	—	275,997,240	—	276,000,000
Sale of private placement warrants	—	—	—	—	13,730,000	—	13,730,000
Offering costs	—	—	—	—	(16,584,629)	—	(16,584,629)
Shares subject to possible redemption	(27,600,000)	(2,760)	—	—	(273,167,621)	(2,829,619)	(276,000,000)
Accretion for common stock to redemption amount	—	—	—	—	—	(5,520,000)	(5,520,000)
Net loss	—	—	—	—	—	(248,154)	(248,154)
Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(8,597,773)	$(8,597,083)
Accretion for common stock to redemption amount	—	—	—	—	—	(2,957,945)	(2,957,945)
Net income	—	—	—	—	—	1,297,593	1,297,593
Balance – December 31, 2022	—	$—	6,900,000	$690	$—	$(10,258,125)	$(10,257,435)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31,	For the period from March 24, 2021 (inception) through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,297,593	$(248,154)
Adjustments to reconcile net income (loss) to net cash (used by) provided by operating activities:
Interest from investments held in Trust Account	(4,073,078)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,440	164,812
Income taxes payable	87,473	—
Prepaid expenses	(375,000)	—
Due to related party	(587,036)	22,500
Deferred legal fees	854,092	64,053
Net cash (used by) provided by operating activities	(2,792,516)	3,211

Cash Flows from Investing Activities:
Proceeds from Trust Account withdrawn to pay taxes	755,582	—
Investment of cash in Trust Account	—	(281,523,211)
Net cash provided by (used in) investing activities	755,582	(281,523,211)

Cash Flows from Financing Activities:
Proceeds from initial public offering of units	—	276,000,000
Proceeds from issuance of common stock	—	25,700
Proceeds from sale of private placement warrants	—	13,730,000
Proceeds from related party loan	—	141,656
Repayment of related party loan	—	(141,656)
Offering costs paid	—	(5,730,305)
Net cash provided by financing activities	—	284,025,395

Net (decrease) increase in cash	(2,036,934)	2,505,395

Cash - beginning of the period	2,505,395	—
Cash - end of the period	$468,461	$2,505,395

Supplemental disclosure of noncash financing activities:
Deferred legal expense	$—	$551,581
Due to related party	$—	$575,000
Deferred underwriting commissions	$—	$9,660,000
Offering costs included in accounts payable	$—	$67,743
Accretion for common stock to redemption amount	$2,957,945	$5,520,000

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Nabors Energy Transition Corp. (the “Company”) was incorporated in Delaware on March 24, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company had not yet identified as of December 31, 2022 (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2022, the Company had not yet commenced operations. On March 30, 2021, the Company was funded with $25,000 for which it issued 8,625,000 shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) to the Company’s sponsor, Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). All activity for the period from March 24, 2021 (inception) through December 31, 2022 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues prior to the completion of the Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide holders (the “Public Stockholders”) of Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share and such amount may be increased by $0.10 per share for each three-month extension of the Company’s time to consummate its initial Business Combination, as described herein). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). As of December 31, 2022 and 2021, these Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders are not entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

As of December 31, 2022, the Company had 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 15 months, it may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months, up to two times (for a total of up to 21 months to complete a Business Combination); provided that the Sponsor (or its affiliates or designees) must deposit into the trust account additional funds of  $2,760,000 ($0.10 per unit), for each of the available three-month extensions, for a total payment of up to $5,520,000, in exchange for a non-interest bearing, unsecured promissory note. The Company’s public stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial Business Combination from 15 months to up to 21 months described above or redeem their shares in connection with such extension. If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, or up  to 21 months if it extends the period of time to consummate its initial Business Combination in accordance with the terms described herein (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has until August 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2022, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less from date of purchase to be cash equivalents.  As of December 31, 2022 and 2021, the Company had cash of $0.5 million and $2.5 million, respectively.

Investments held in Trust

On December 31, 2022 and 2021, the Company had approximately $284.8 million and $281.5 million in investments held in the Trust Account, respectively.  The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.  The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period.  Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying statement of operations.  The estimated fair values of investments held in the Trust Account are determined using available market information.  During the year ended December 31, 2022, the Company withdrew $0.8 million from the Trust Account in accordance with the Investment

Management Trust Agreement, dated November 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee, to pay its taxes.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.”  The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemed Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on December 31, 2022 and 2021, 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of

December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (loss) per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable public share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio 61% for the public shares and 39% for the non-redeemable shares for the year ended December 31, 2022 and for the period from March 24, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

			For the year ended December 31, 2022	For the Period from March 24, 2021 (inception) through December 31, 2021

Net income (loss) subject to possible redemption			$1,297,593	$(248,154)
Accretion of temporary equity to redemption value			—	(22,104,629)
Net income (loss) including accretion of temporary equity to redemption value			$1,297,593	$(22,352,783)

	For the year ended December 31, 2022		For the Period from March 24, 2021 (inception) through December 31, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net loss including accretion of temporary equity	$1,038,074	$259,519	$(8,825,992)	$(13,526,791)
Accretion of temporary equity to redemption value	—	—	22,104,629	—
Allocation of net income (loss)	$1,038,074	$259,519	$13,278,637	$(13,526,791)

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	27,600,000	6,900,000	4,502,128	6,900,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$2.95	$(1.96)

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

NOTE 5.  RELATED PARTY TRANSACTIONS

Founder Shares

On March 30, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 shares of the Company’s Founder Shares. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 of Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. As of December 31, 2022 and 2021, there were 6,900,000 Founder Shares outstanding. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company owed $597,500 to an affiliate of the Sponsor for payment of certain working capital amounts on its behalf and for administrative support.  As of December 31, 2022, the Company owed $135,000 to an affiliate of the Sponsor for administrative support and an affiliate of the Sponsor owed the Company $124,536 for reimbursement of expenses paid on the affiliate’s behalf.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support.  During the years ended December 31, 2022 and 2021, $180,000 and $22,500 in support costs had been incurred by the Company under this agreement, respectively.

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

NOTE 7.  STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock—The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, 27,600,000 shares of Class A common stock were issued and outstanding, of which all were subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares issued or outstanding.

Class F Common Stock—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On March 29, 2021, the Company issued 8,625,000 shares of Class F common stock to the Sponsor. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 shares of Class F common stock to the Company at no cost. An aggregate of 175,000 shares of Class F common stock were issued to the independent directors for an aggregate of $700. As of December 31, 2022 and 2021, there were 6,900,000 shares of Class F common stock outstanding. The shares of Class F common stock represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Warrants— As of December 31, 2022 and 2021, there were 13,800,000 Public Warrants and 13,730,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

NOTE 8.  INCOME TAXES

The Company’s financial statements include total net income before taxes of approximately $2.1 million for the year ended December 31, 2022 and net loss before taxes of  approximately $0.2 million for the period from March 24, 2021 (inception) through December 31, 2021.  The income tax provision consists of the following:

	For the Year ended December 31, 2022	For the Period from March 24, 2021 (inception) through December 31, 2021
Federal
Current	$812,473	$—
Income tax expense (benefit)	$812,473	$—

The reconciliation of the differences between the provision/(benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	For the Year ended December 31, 2022		For the Period from March 24, 2021 (inception) through December 31, 2021
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Income tax at U.S. statutory rate	$443,114	21%	$(52,112)	21%
Valuation allowance activity	369,359	18%	52,112	(21)%
Total income tax provision/(benefit)	$812,473	39%	$—	—%

Our income tax expense for 2022 was $812.5 thousand compared to $0 for 2021.  The increase in tax expense was attributable to an increase in earnings on assets held in trust in 2022.

The components of deferred tax assets are as follows:

	December 31,
	2022	2021
Net operating losses	$4,875	$5,748
Capitalized costs	416,597	46,364
Deferred taxes before valuation	421,472	52,112
Valuation allowance	(421,472)	(52,112)
Net deferred tax assets, net of allowance	$—	$—

As of December 31, 2022 and 2021, the Company had $23.2 thousand and $27.4 thousand, respectively, of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

As of December 31, 2022 and 2021, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with capitalized start-up costs and net operating losses.  Start-up costs cannot be amortized until the Company starts business operations.  Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets.  Accordingly, the net deferred tax assets have been fully reserved.

We utilize a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the available evidence indicates there is more than a 50% likelihood that the position will be sustained upon examination, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  As of December 31, 2022 and 2021, the Company does not have any uncertain tax positions.

NOTE 9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued.  Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 9 and 10, 2023, we received letters from Citi Bank and Wells Fargo which waived their entitlement to the payment of the deferred underwriting fees accrued in connection with the initial public offering.

On February 14, 2023, we entered into a Business Combination Agreement with Vast Solar. The combined entity is to be named Vast and expected to be listed on the NYSE under the ticker symbol “VSTE”. Vast Solar is a world-leading renewable energy company that has developed concentrated solar thermal power systems to generate, store and dispatch 24/7 carbon free, utility-scale electricity, industrial heat and green fuels.

The Merger is expected to be consummated after obtaining the required approval by the stockholders of NETC and Vast and the satisfaction of certain other customary closing conditions.

On February 16, 2023, the Company extended the initial 15-month period to consummate the initial business combination by 3 months by entering into an unsecured promissory note agreement with the Sponsor in the amount of $2,760,000.  The notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated and (ii) the liquidation of the Company on or before May 19, 2023 (unless such date is extended pursuant to our charter or such later liquidation date as may be approved by our stockholders).

If the company consummates an initial business combination, the loans will be repaid out of the proceeds of the trust account for the public stockholders or, at the option of the Sponsor, convert all or a portion of the loans into warrants at a price of $1.00 per warrant.  The warrants will be identical to the private placement warrants issued in connection with the initial public offering. If an initial business combination is not consummated, the loans will be repaid only from funds held outside of the Trust Account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
Anthony G. Petrello	68	President, Chief Executive Officer, Secretary and Chairman
William J. Restrepo	63	Chief Financial Officer
Guillermo Sierra	38	Vice President-Energy Transition
Siggi Meissner	70	President, Engineering and Technology
John Yearwood	63	Director
Maria Jelescu Dreyfus	43	Director
Colleen Calhoun	56	Director
Jennifer Gill Roberts	60	Director

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

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. Based on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for the fiscal year ended December 31, 2022, were complied with by each person who at any time during the fiscal year was a director or an executive officer or held more than 10% of our common stock.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Party Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2023:

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

Name and Address of Beneficial Owner (1)
	Number of
	Shares	Approximate
	Beneficially	Outstanding
	Owned	Common Stock
Nabors Energy Transition Sponsor LLC (our sponsor)(2)(3)	6,725,000	19.5%
Saba Capital Management, L.P. (4)	2,245,367	6.5%
Anthony G. Petrello (2)(3)	6,725,000	19.5%
William J. Restrepo (3)	1,500	—
Siggi Meissner (3)	—	—
Guillermo Sierra (3)	—	—
John Yearwood (3)	—	—
Maria Jelescu Dreyfus	75,000	*
Colleen Calhoun	50,000	*
Jennifer Gill Roberts	50,000	*
All executive officers and directors as a group (8 individuals)	6,901,500	20.0%

*	Less than one percent.
(1)	This table is based on 34,500,000 shares of common stock outstanding at March 22, 2023, of which 27,600,000 were shares of Class A common stock and 6,900,000 were shares of Class F common stock. Unless otherwise noted, the business address of each of the following entities or individuals is 515 West Greens Road, Suite 1200, Houston, Texas 77067.
(2)	Interests shown consist solely of founder shares, classified as shares of Class F common stock. Such shares will automatically convert into shares of Class B common stock at the time of our initial business combination on a one-for-one basis, or earlier at the option of the holder, subject to forfeiture. Prior to and following our initial business combination, each share of Class B common stock will be convertible, at the option of the holder, into one share of our Class A common stock, subject to adjustment.
(3)	Nabors Energy Transition Sponsor LLC is the record owner of 6,725,000 Class F common stock, which are automatically convertible into Class B common stock at the time of the Issuer’s initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, and do not have an expiration date. The Class F common stock may be deemed to be indirectly owned by Nabors Lux 2 S.a.r.l. and Greens Road Energy LLC who are the members of Nabors Energy Transition Sponsor LLC, and Anthony G. Petrello, who controls Remington SPAC I, LLC, which is the manager of Greens Road Energy LLC. Nabors Lux 2 S.a.r.l. is a wholly owned subsidiary of Nabors Industries Ltd. and affiliate of Nabors Energy Transition Sponsor LLC. Mr. Petrello is the Chairman, President and Chief Executive Officer of Nabors Industries Ltd. As a result of these relationships, each of Nabors Lux 2 S.a.r.l., Greens Road Energy LLC and Anthony G. Petrello may be deemed to have or share beneficial ownership of the securities held directly by Nabors Energy Transition Sponsor LLC. Each of Nabors Energy Transition Sponsor LLC, Nabors Lux 2 S.a.r.l., Greens Road Energy LLC and Anthony G. Petrello disclaim beneficial ownership of such securities except to the extent of their direct ownership. Prior to and following the initial business combination, the shares of Class B common stock will be convertible, at the option of the holder, into shares of Class A common stock.
(4)	Saba Capital Management, L.P. is a Delaware limited partnership (“Saba Capital”). Its general partner is Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”). The principal office of both Saba Capital and Saba GP is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, the Company owed $597,500 to an affiliate of the Sponsor for payment of certain working capital amounts on its behalf and for administrative support.  The Company subsequently repaid this amount with funds held outside the Trust Account.  As of December 31, 2022, the Company owed $135,213 to an affiliate of the Sponsor for payment of certain working capital amounts on its behalf and for administrative support.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements and services that are normally provided by HL&B in connection with regulatory filings. The aggregate fees billed by HL&B for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and the period from March 24, 2021 (inception) to December 31, 2021, and of services rendered, totaled $56.8 thousand and $74.3 thousand, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from March 24, 2021 (inception) to December 31, 2021, we did not pay HL&B any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning. During the year ended December 31, 2022 and the period from March 24, 2021 (inception) to December 31, 2021, we did not pay HL&B any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2022 and the period from March 24, 2021 (inception) to December 31, 2021, we did not pay HL&B any other fees.

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

2.1#

Business Combination Agreement, dated as of February 14, 2023, by and among Nabors Energy Transition Corp., Vast Solar Pty Ltd, Neptune Merger Sub, Inc., Nabors Energy Transition Sponsor LLC and Nabors Industries, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 14, 2023).

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

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).
10.1	Support Agreement, dated as of February 14, 2023, by and among Nabors Energy Transition Corp., Nabors Energy Transition Sponsor LLC, Vast Solar Pty Ltd, Neptune Merger Sub, Inc., Nabors Lux 2

S.a.r.l. and NETC’s independent directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 14, 2023).
10.2	Form of Equity Subscription Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 14, 2023).
10.3	Form of Notes Subscription Agreement (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 14, 2023).
10.4

Noteholder Support and Termination Agreement, dated as of February 14, 2023, by and between Vast Solar Pty Ltd and AgCentral Energy Pty Limited (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 14, 2023).

10.5

Promissory Note, dated February 16, 2023, issued to Nabors Lux 2 S.a.r.l. by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 17, 2023).

10.6

Promissory Note, dated February 16, 2023, issued to Greens Road Energy LLC by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 17, 2023).

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

*Filed herewith.

†	Identifies management contracts and compensatory plans or arrangements
#	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS ENERGY TRANSITION CORPORATION

By:	/s/ Anthony G. Petrello
Date: March 22, 2023
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

Name	Title	Date

/s/ Anthony G. Petrello	Chief Executive Officer	March 22, 2023
Anthony G. Petrello	(Principal Executive Officer)

/s/William Restrepo	Chief Financial Officer	March 22, 2023
William Restrepo	(Principal Financial and Accounting Officer)

/s/ John Yearwood	Director	March 22, 2023
John Yearwood

/s/ Maria Jelescu Dreyfus	Director	March 22, 2023
Maria Jelescu Dreyfus

/s/ Colleen Calhoun	Director	March 22, 2023
Colleen Calhoun

/s/ Jennifer Gill Roberts	Director	March 22, 2023
Jennifer Gill Roberts