Form 10-Q
period 2023-03-31
Nabors Energy Transition Corp.
filed 2023-05-10
CIK 1854458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 10, 2023, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

NABORS ENERGY TRANSITION CORP.

i

NABORS ENERGY TRANSITION CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
Assets:
Cash	$319,116	$468,461
Prepaid expenses	281,250	375,000
Total current assets	600,366	843,461
Investments held in Trust	290,471,949	284,840,707
Total assets	$291,072,315	$285,684,168

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$176,425	$235,995
Income taxes payable	717,100	87,473
Convertible promissory note - related party	2,760,000	—
Due to related party	120,213	10,464
Total current liabilities	3,773,738	333,932
Deferred legal fees	4,717,470	1,469,726
Deferred underwriting commissions	—	9,660,000
Total liabilities	8,491,208	11,463,658

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 27,600,000 shares subject to redemption at $10.49 and $10.31 per share, respectively	289,454,849	284,477,945

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 27,600,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(6,874,432)	(10,258,125)
Total stockholders’ deficit	(6,873,742)	(10,257,435)
Total liabilities and stockholders’ deficit	$291,072,315	$285,684,168

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$3,717,314	$256,754
Loss from operations	(3,717,314)	(256,754)

Other income:
Interest income earned on investments held in trust	3,047,538	25,291
Loss before provision for income taxes	(669,776)	(231,463)

Provision for income taxes	(629,627)	—

Net loss	$(1,299,403)	$(231,463)

Basic and diluted weighted average redeemable common shares outstanding	27,600,000	27,600,000
Basic and diluted net loss per redeemable common share	$(0.04)	$(0.01)

Basic and diluted weighted average non-redeemable common shares outstanding	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable common share	$(0.04)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

				Total
	Class F		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2021	6,900,000	$690	$(8,597,773)	$(8,597,083)
Net loss	—	—	(231,463)	(231,463)
Balance – March 31, 2022	6,900,000	$690	$(8,829,236)	$(8,828,546)

				Total
	Class F		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2022	6,900,000	$690	$(10,258,125)	$(10,257,435)
Offering costs adjustment	—	—	9,660,000	9,660,000
Accretion for common stock to redemption amount	—	—	(4,976,904)	(4,976,904)
Net loss	—	—	(1,299,403)	(1,299,403)
Balance – March 31, 2023	6,900,000	$690	$(6,874,432)	$(6,873,742)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,299,403)	$(231,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest from investments held in Trust Account	(3,047,538)	(25,291)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(59,570)	(7,822)
Income taxes payable	629,627	—
Prepaid expenses	93,750	(656,250)
Due to related party	109,749	(597,500)
Deferred legal fees	3,247,744	—
Net cash used in operating activities	(325,641)	(1,518,326)

Cash flows from investing activities:
Principal deposited in Trust Account for extension	(2,760,000)	—
Proceeds from Trust Account withdrawn to pay taxes	176,296	—
Net cash used by investing activities	(2,583,704)	—

Cash Flows from Financing Activities:
Proceeds from Promissory Note - Related Party	2,760,000	—
Net cash provided by financing activities	2,760,000	—

Net decrease in cash	(149,345)	(1,518,326)

Cash - beginning of the period	468,461	2,505,395
Cash - end of the period	$319,116	$987,069

Supplemental disclosure of noncash activities:
Waived deferred underwriting commissions	$9,660,000	$—

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Nabors Energy Transition Corp. (the “Company”) was incorporated in Delaware on March 24, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company had not yet identified (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On March 30, 2021, the Company was funded with $25,000 for which it issued 8,625,000 shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) to the Company’s sponsor, Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).  On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700.  As of March 31, 2023, the Company has neither engaged in any operations nor generated any revenues to date. The Company will not generate any operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from its initial public offering (the “Initial Public Offering”).

The registration statement for the Company’s Initial Public Offering was declared effective on November 16, 2021.  On November 19, 2021, the Company consummated its Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares,” and, with respect to the one-half of one redeemable warrant included in the Units being offered, the “Public Warrants”), including 3,600,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $276.0 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was deferred underwriting commissions, which were subsequently waived in February 2023 (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 13,730,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of approximately $13.7 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $281.5 million ($10.20 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee and currently investing by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which are invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the Target or otherwise is not required to register as an investment company under the Investment Company Act.

The Company will provide holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share and such amount may be increased by $0.10 per share for each three-month extension of the Company’s time to consummate its initial Business Combination, as described herein). As of March 31, 2023, these Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders are not entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Stockholders have agreed not to propose an amendment to the Charter (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company has 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months, it may, but is not obligated to, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 21 months to complete a Business Combination); provided that the Sponsor (or its affiliates or designees) must deposit into the Trust Account additional funds of $2,760,000 ($0.10 per unit), for the available three-month extension, in exchange for a non-interest bearing, unsecured promissory note. The Company’s Public Stockholders will not be afforded an opportunity to vote on our extension of time to consummate an initial Business Combination from 18 months to up to 21 months described above or redeem their shares in connection with such extension. If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or up to 21 months if it extends the period of time to consummate its initial Business Combination in accordance with the terms described in its Charter (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders will not be entitled to liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, less taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

On February 14, 2023, the Company entered into a business combination agreement with Vast Solar Pty Ltd, an Australian proprietary company limited by shares (“Vast”), Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Vast (“Merger Sub”), the Sponsor and Nabors Industries Ltd. (“Nabors”) (the “Business Combination Agreement” and the transactions contemplated therein, the “Vast Business Combination”), pursuant to which, among other things and subject to certain terms and conditions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Vast (the “Merger”).

Each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) with respect to which a stockholder has validly exercised its redemption rights (“Redemption Rights”) provided for in the Charter (i) will be redeemed immediately prior to the Effective Time (such shares, the “Redemption Shares”) and will be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights and (ii) will not be entitled to receive ordinary shares in Vast (the “Vast Ordinary Shares”).

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

In connection with the Business Combination Agreement, the Company entered into the following agreements:

Support Agreement. The Company entered into the Support Agreement with the Sponsor, Vast, Nabors Lux 2 S.a.r.l., an affiliate of Nabors (“Nabors Lux”), and the independent directors (together with our Sponsor and Nabors Lux, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to certain restrictions on the transfer of the Founder Shares and Private Placement Warrants, (ii) to vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement, (iii) to waive the anti-dilution rights with respect to their Founder Shares and (iv) to enter into the Shareholder and Registration Rights Agreement.  The Sponsor will have the right to be issued up to 3,900,000 additional Vast Ordinary Shares during the time period between the date that is 70 days after the closing of the Vast Business Combination (the “Closing”) and the five year anniversary of the Closing (the “Earnout Period”) upon satisfaction of certain price targets set forth therein, which price targets will be based on the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the New York Stock Exchange (the “NYSE”) (or the exchange on which the Vast Ordinary Shares are then listed), for any 20 trading days within any 30 consecutive trading day period within the Earnout Period.

Subscription Agreements. Concurrently with the signing of the Business Combination Agreement, Nabors Lux and AgCentral Energy Pty Limited (“AgCentral”) entered into subscription agreements (the “Notes Subscription Agreements,” and the financing received therefrom, the “Interim Company Financing”), pursuant to which, among other things, Nabors Lux and AgCentral have each agreed to subscribe for and purchase up to $5.0 million (or $10.0 million in aggregate principal amount) of the senior convertible notes issued in the Convertible Financing (as defined below) (the “Senior Convertible Notes”) from Vast in a private placement to be funded in accordance with the Notes Subscription Agreements. Any amount of Interim Company Financing provided by Nabors Lux or AgCentral will be exchanged for an equivalent number of Vast Ordinary Shares immediately prior to the Effective Time and be deemed to reduce their subscription amounts under the PIPE Financing (as defined below). Vast may enter into additional Notes Subscription Agreements with additional investors between the signing of the Business Combination Agreement and the Closing (the financing received under such additional agreements and together with the financing received under the Notes Subscription Agreements, the “Convertible Financing”).

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

Noteholder Support Agreement. At the time of the signing of the Business Combination Agreement, AgCentral is the sole holder of convertible promissory notes previously issued by Vast (the “Existing Convertible Notes”) and a party to certain existing loan agreements with Vast (the “AgCentral Loan Agreements”). Concurrently with the signing of the Business Combination Agreement, Vast and AgCentral entered into the Noteholder Support and Termination Agreement (the “Noteholder Support Agreement”) pursuant to which, among other things, AgCentral agreed to (i) immediately prior to the Closing, as applicable, (a) exercise (or be deemed to have exercised) the conversion rights under each of the Existing Convertible Notes to convert all such Existing Convertible Notes into Vast Ordinary Shares, (b) accept Vast Ordinary

Shares as settlement of its Existing Convertible Notes whereupon such notes shall be cancelled, (c) accept Vast Ordinary Shares as repayment of all of the principal outstanding and accrued interest under each AgCentral Loan Agreement whereupon each AgCentral Loan Agreement will be discharged and terminated and (d) discharge and release all financier security granted by Vast to AgCentral in respect of the Existing Convertible Notes and the AgCentral Loan Agreements, and (ii) not to transfer, prior to the Closing or termination of the Business Combination Agreement, AgCentral’s rights under any AgCentral Loan Agreement, its Vast Ordinary Shares or the Existing Convertible Notes, subject to certain exceptions.

In connection with the Closing, the Company will enter into, among others, the following agreement:

Shareholder and Registration Rights Agreement. Concurrently with the Closing, the Company, Vast, the Sponsor and the holder parties thereto will enter into the Shareholder and Registration Rights Agreement, pursuant to which Vast will agree that, within 60 days of the Closing, Vast will file with the SEC (at Vast’s sole cost and expense) a resale registration statement, and Vast will use its commercially reasonable efforts to have the such registration statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders of certain securities held by or issuable to certain of the Company’s existing shareholders and Vast can demand Vast’s assistance with underwritten offerings and exercise demand or piggyback rights with respect to such offerings. Additionally, the Shareholder and Registration Rights Agreement contains a customary lock-up agreement for six months after the Closing. The Shareholder and Registration Rights Agreement grants to the Sponsor the right to nominate for election one director to Vast’s board of directors (the “Vast Board”) for so long as the Sponsor and its affiliates collectively beneficially own 50% of the number of Vast Ordinary Shares that the Sponsor and its affiliates collectively beneficially owned immediately following the Closing. The Shareholder and Registration Rights Agreement also grants to AgCentral the rights to nominate for election one director to the Vast Board for so long as AgCentral and its affiliates collectively beneficially own at least the number of Vast Ordinary Shares that entitle the Sponsor to nominate for election one director.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has until August 19, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2023, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risk on such accounts.

Investments held in Trust Account

On March 31, 2023 and December 31, 2022, the Company had approximately $290.5 million and $284.8 million held in the Trust Account, respectively.  The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.  The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period.  Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in trust in the accompanying statement of operations.  The estimated fair values of investments held in the Trust Account are determined using available market information.  During the three months ended March 31, 2023, the Company withdrew $0.2 million from the Trust Account in accordance with the Investment Management Trust Agreement, dated November 16, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee, to pay its taxes.

On February 17, 2023 the Company’s board of directors (the “NETC Board”) elected to extend the date by which the Company has to consummate an initial Business Combination from February 18, 2023 to May 18, 2023, as permitted under the Charter.  In connection with the extension, affiliates of the Sponsor deposited a total of $2,760,000, representing $0.10 per NETC Unit into the Trust Account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Offering costs associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.”  The Company incurred $16.6 million in offering costs in connection with the Initial Public Offering.  Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.  On February 9, 2023 and February 10, 2023, respectively, Citi Bank, N.A. (“Citi”) and Wells Fargo Bank, N.A. (“Wells Fargo”) delivered separate letters to the Company (the “Fee Waiver Letters”), wherein Citi and Wells Fargo expressly waived all deferred underwriting discounts and commissions owed to them with respect to the Vast Business Combination.  The waived underwriting commissions are reflected as an adjustment to offering costs in stockholders’ equity.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.”  The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemed Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity.  At all other times, Class A common stock is classified as stockholders’ equity.  The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.  Accordingly, on March 31, 2023 and December 31, 2022, 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”).  The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification.  This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.  All of the Company’s warrants have met the criteria for equity treatment.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The statements of operations include a presentation of loss per redeemable public share and loss per non-redeemable share following the two-class method of income per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with FASB ASC 480-10-S99-3A, the Company deemed the fair value of the Class A common stock subject to possible redemption to approximate the contractual redemption value and the accretion has no impact on the calculation of net loss per share.

In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated by allocating the total income (loss) to both sets of shares.  The Company splits the amount to be allocated using a ratio 80% for the public shares and 20% for the non-redeemable shares for the three months ended March 31, 2023, and 2022, reflective of the respective participation rights.

The Company’s Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into common stock and share in the earnings of the Company.  Additionally, the conversion feature of the convertible promissory note (see Note 5) allows for conversion of the convertible note into Private Placement Warrants, which could, potentially, be exercised or converted into common stock and then share in the earnings of the Company.  However, these potentially dilutive instruments were excluded when calculating diluted loss per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive for the periods presented.  As a result, diluted loss per share is the same as basic loss per share for the periods presented.

	Three Months Ended
	March 31,
	2023		2022
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(1,039,522)	$(259,881)	$(185,170)	$(46,293)

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

On November 19, 2021, the Company consummated its Initial Public Offering of 27,600,000 Units, including 3,600,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $276.0 million, and incurring offering costs of approximately $16.6 million, of which approximately $9.7 million was for deferred underwriting commissions, which was subsequently waived in February 2023.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 30, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 Founder Shares. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares.  As of March 31, 2023, there were 6,900,000 Founder Shares outstanding. The Founder Shares represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

Pursuant to the Letter Agreement, the Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until one year after the date of the consummation of the initial Business Combination or earlier if, subsequent to the initial Business Combination, (i) the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange, reorganization, recapitalization or other similar transaction which results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. As of March 31, 2023 and December 31, 2022, the Company owed $180,000 and $135,000 to the Sponsor or an affiliate thereof for administrative support costs, respectively.

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

Convertible Promissory Note

On February 16, 2023, the NETC Board elected to effectuate the first of the two three-month extensions and extend the date by which NETC has to consummate an initial Business Combination from February 18, 2023 to May 18, 2023. In order for the time available for NETC to consummate an initial Business Combination to be extended, $2,760,000 ($0.10 per Unit) had to be deposited into the Trust Account.  NETC issued unsecured promissory notes for an aggregate principal amount of $2,760,000 to affiliates of the Sponsor in connection with the extension.  The notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which NETC’s initial Business Combination is consummated and (ii) the liquidation of NETC.  If NETC consummates an initial Business Combination, the Company will repay the loans out of the proceeds of the Trust Account or, the Sponsor may elect to convert a portion or all of such loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

Registration Rights Agreement

On November 16, 2021, the Company entered into that certain Registration Rights Agreement by and among the Company, the Sponsor and the holder parties thereto (the “Registration Rights Agreement”).  See “Registration and Stockholder Rights” in “Note 6. Commitments and Contingencies,” below.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or extension loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or extension loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the Registration Rights Agreement signed upon the effective date of the registration statement relating to the Initial Public Offering. These holders have certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 3,600,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions.  On November 17, 2021, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate (including with respect to the Over-Allotment Units), paid upon the closing of the Initial Public Offering. In addition, as of December 31, 2022, $0.35 per unit, or approximately $9.7 million in the aggregate (including with respect to the Over-Allotment Units) will be payable to the underwriters for deferred underwriting commissions. On February 9, 2023 and February 10, 2023, respectively, Citi and Wells Fargo delivered the Fee Waiver Letters to the Company, wherein Citi and Wells Fargo expressly waived all deferred underwriting discounts and commissions owed to them.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. On March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 27,600,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares issued or outstanding.

Class F Common Stock— The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On March 29, 2021, the Company issued 8,625,000 shares of Class F common stock to the Sponsor.  On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 shares of Class F common stock to the Company at no cost.  An aggregate of 175,000 shares of Class F common stock were issued to the independent directors for an aggregate of $700. As of March 31, 2023 and December 31, 2022, there were 6,900,000 shares of Class F common stock outstanding.  The shares of Class F common stock represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

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

Warrants— As of March 31, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 13,730,000 Private Placement Warrants outstanding.  Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrantholder; and
●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

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

NOTE 8. INCOME TAXES

The Company’s provision for income taxes for the three months ended March 31, 2023 and 2022 was $0.6 million and $0, respectively. The effective tax rate was (94)% for the three months ended March 31, 2023. The increase in taxes is attributable to an increase in earnings from the Trust Account. The effective tax rate differs from the statutory tax rate of 21% as the Company continues to record a full valuation allowance for all its deferred tax assets, as discussed below.

As of March 31, 2023 and December 31, 2022, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of March 31, 2023 and December 31, 2022, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the three months ended March 31, 2023 and 2022, the Company did not accrue any interest and penalties.

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

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “might,” “possible,” “potential,” or the negative of such terms or similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.

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

Since completing our Initial Public Offering, we have reviewed, a number of opportunities to enter into a business combination with an operating business, including entering into discussions with potential target businesses, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or had discussions with or with any other target business.  We intend to effectuate our business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement warrants (the “Private Placement”), our capital stock, debt, or a combination of cash, stock and debt.  See below for discussion of the business combination agreement signed by the Company.

Recent Developments

Business Combination Agreement

On February 14, 2023, the Company entered into a business combination agreement with Vast Solar Pty Ltd, an Australian proprietary company limited by shares (“Vast”), Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Vast (“Merger Sub”), Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and Nabors Industries Ltd. (“Nabors”) (the “Business Combination Agreement” and the transactions contemplated therein, the “Vast Business Combination”), pursuant to which, among other things and subject to certain terms and conditions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Vast (the “Merger”).

Each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) with respect to which a stockholder has validly exercised its redemption rights

(“Redemption Rights”) provided for in the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) (i) will be redeemed immediately prior to the Effective Time (such shares, the “Redemption Shares”) and will be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights and (ii) will not be entitled to receive ordinary shares in Vast (the “Vast Ordinary Shares”).

In the event that any of the Company’s 27,600,000 units consummated in its Initial Public Offering (the “Units”) has not been detached so as to permit separate transferability or trading prior to the Effective Time, then effective immediately prior to the Effective Time, any and all Units will be automatically detached and broken out into their constituent parts, such that a holder of one Unit will hold one share of our Class A common stock and one-half of one warrant, and the underlying Class A common stock and warrants will be converted in accordance with the Business Combination Agreement. However, if the detachment would result in a holder of a warrant holding a fractional warrant, then prior to the conversion the number of warrants deemed to be held by such holder will be rounded down to the nearest whole number.

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

In connection with the Business Combination Agreement, the Company entered into the following agreements:

Support Agreement. The Company entered into the Support Agreement with the Sponsor, Vast, Nabors Lux 2 S.a.r.l., an affiliate of Nabors (“Nabors Lux”), and the independent directors (together with our Sponsor and Nabors Lux, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to certain restrictions on the transfer of the Company’s shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) and the Company’s 13,730,000 warrants consummated in a private placement (“Private Placement”) with the closing of the Initial Public Offering (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), (ii) to vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement, (iii) to waive the anti-dilution rights with respect to their Founder Shares and (iv) to enter into the Shareholder and Registration Rights Agreement.  The Sponsor will have the right to be issued up to 3,900,000 additional Vast Ordinary Shares during the time period between the date that is 70 days after the closing of the Vast Business Combination (the “Closing”) and the five year anniversary of the Closing (the “Earnout Period”) upon satisfaction of certain price targets set forth therein, which price targets will be based on the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the New York Stock Exchange (the “NYSE”) (or the exchange on which the Vast Ordinary Shares are then listed), for any 20 trading days within any 30 consecutive trading day period within the Earnout Period.

Subscription Agreements. Concurrently with the signing of the Business Combination Agreement, Nabors Lux and AgCentral Energy Pty Limited (“AgCentral”) entered into subscription agreements (the “Notes Subscription Agreements,” and the financing received therefrom, the “Interim Company Financing”), pursuant to which, among other things, Nabors Lux and AgCentral have each agreed to subscribe for and purchase up to $5.0 million (or $10.0 million in aggregate principal amount) of the senior convertible notes issued in the Convertible Financing (as defined below) (the “Senior Convertible Notes”) from Vast in a private placement to be funded in accordance with the Notes Subscription Agreements. Any amount of Interim Company Financing provided by Nabors Lux or AgCentral will be exchanged for an equivalent number of Vast Ordinary Shares immediately prior to the Effective Time and be deemed to reduce their subscription amounts under the PIPE Financing (as defined below). Vast may enter into additional Notes Subscription Agreements with additional investors between the signing of the Business Combination Agreement and the Closing (the financing received under such additional agreements and together with the financing received under the Notes Subscription Agreements, the “Convertible Financing”).

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

Noteholder Support Agreement. At the time of the signing of the Business Combination Agreement, AgCentral is the sole holder of convertible promissory notes previously issued by Vast (the “Existing Convertible Notes”) and a party to certain existing loan agreements with Vast (the “AgCentral Loan Agreements”). Concurrently with the signing of the Business Combination Agreement, Vast and AgCentral entered into the Noteholder Support and Termination Agreement (the “Noteholder Support Agreement”) pursuant to which, among other things, AgCentral agreed to (i) immediately prior to the Closing, as applicable, (a) exercise (or be deemed to have exercised) the conversion rights under each of the Existing Convertible Notes to convert all such Existing Convertible Notes into Vast Ordinary Shares, (b) accept Vast Ordinary Shares as settlement of its Existing Convertible Notes whereupon such notes shall be cancelled, (c) accept Vast Ordinary Shares as repayment of all of the principal outstanding and accrued interest under each AgCentral Loan Agreement whereupon each AgCentral Loan Agreement will be discharged and terminated and (d) discharge and release all financier security granted by Vast to AgCentral in respect of the Existing Convertible Notes and the AgCentral Loan Agreements, and (ii) not to transfer, prior to the Closing or termination of the Business Combination Agreement, AgCentral’s rights under any AgCentral Loan Agreement, its Vast Ordinary Shares or the Existing Convertible Notes, subject to certain exceptions.

In connection with the Closing, the Company will enter into, among others, the following agreement:

Shareholder and Registration Rights Agreement. Concurrently with the Closing, the Company, Vast, the Sponsor and the holder parties thereto will enter into the Shareholder and Registration Rights Agreement, pursuant to which Vast will agree that, within 60 days of the Closing, Vast will file with the SEC (at Vast’s sole cost and expense) a resale registration statement, and Vast will use its commercially reasonable efforts to have the such registration statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders of certain securities held by or issuable to certain of the Company’s existing shareholders and Vast can demand Vast’s assistance with underwritten offerings and exercise demand or piggyback rights with respect to such offerings. Additionally, the Shareholder and Registration Rights Agreement contains a customary lock-up agreement for six months after the Closing. The Shareholder and Registration Rights Agreement grants to the Sponsor the right to nominate for election one director to Vast’s board of directors (the “Vast Board”) for so long as the Sponsor and its affiliates collectively beneficially own 50% of the number of Vast Ordinary Shares that the Sponsor and its affiliates collectively beneficially owned immediately following the Closing. The Shareholder and Registration Rights Agreement also grants to AgCentral the rights to nominate for election one director to the Vast Board for so long as AgCentral and its affiliates collectively beneficially own at least the number of Vast Ordinary Shares that entitle the Sponsor to nominate for election one director.

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

For the three months ended March 31, 2023, we had a net loss of $1,299,403 million. The net loss consisted of $3,717,314 in general and administrative expenses and $629,627 of income taxes.  The expenses were partially offset by interest income of $3,047,538.

For the three months ended March 31, 2022, we had a net loss of $231,463 which consisted of $256,754 general and administrative expenses and $25,291 in interest income.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $0.3 million of cash in our operating account and working capital deficit of approximately $3.2 million.  As of December 31, 2022, we had $0.5 million of cash in our operating account and working capital of approximately $0.5 million.

Our liquidity needs up to November 19, 2021 had been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Founder Shares and a loan of approximately $300,000 from our Sponsor pursuant to the promissory note (as amended and restated on October 27, 2021, the “Note”), of which approximately $141,000 was borrowed which was repaid in full on November 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”). In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds (“Working Capital Loans”). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or August 19, 2023 (the “Combination Period”). Over this time period, we intend to use these funds for paying existing accounts payable, paying for travel expenditures and consummating the initial business combination.  If a business combination is not consummated by August 19, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2023, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $5.5 million in the aggregate (including with respect to the 3,600,000 additional units to cover over-allotments (the “Over-Allotment Units”)), paid upon the closing of the Initial Public Offering. In addition, as of December 31, 2022, $0.35 per unit, or approximately $9.7 million in the aggregate (including with respect to the Over-Allotment Units) will be payable to the underwriters for deferred underwriting commissions.  On February 9, 2023 and February 10, 2023, respectively, Citi Bank, N.A. (“Citi”) and Wells Fargo Bank, N.A. (“Wells Fargo”) delivered separate Fee Waiver Letters to NETC, wherein Citi and Wells Fargo expressly waived all deferred underwriting discounts and commissions owed to them with respect to the Vast Business Combination.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Extension

On February 16, 2023, Nabors Lux and Greens Road Energy LLC, a Delaware limited liability company (“Green Road”) deposited an aggregate $2,760,000 into our Trust Account in connection with the three month extension of our time to consummate our initial Business Combination.  In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $1,518,000 and (ii) Greens Road, in the principal amount of $1,242,000, for an aggregate principal amount of $2,760,000 in connection with the three month extension of our time to consummate our initial Business Combination (the “Notes”).  Each of Nabors Lux and Greens Road is an affiliate of the Sponsor. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial Business Combination is consummated as provided herein and (ii) the liquidation of the Company on or before May 19, 2023 (unless such date is extended pursuant to our charter or such later liquidation date as may be approved by our stockholders).

If we consummate an initial Business Combination, we will repay the loans out of the proceeds of the Trust Account for holders of the Company’s public shares or, at the option of our Sponsor, convert all or a portion of the loans into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not consummate an initial Business Combination, we will repay the loans only from funds held outside of the Trust Account.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1**

Business Combination Agreement, dated as of February 14, 2023, by and among Nabors Energy Transition Corp., Vast Solar Pty Ltd, Neptune Merger Sub, Inc., Nabors Energy Transition Sponsor LLC and Nabors Industries, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 14, 2023).

3.1

Amended & Restated Certificate of Incorporation of Nabors Energy Transition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on November 16, 2021).

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
10.4

Noteholder Support and Termination Agreement, dated as of February 14, 2023, by and between Vast and AgCentral (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 14, 2023).

10.5

Promissory Note, dated February 16, 2023, issued to Nabors Lux 2 S.a.r.l. by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 17, 2023).

10.6

Promissory Note, dated February 16, 2023, issued to Green Road Energy LLC by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on February 17, 2023).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2*	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
32.1*

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Schema Document*
101.CAL*	Inline XBRL Calculation Linkbase Document*
101.LAB*	Inline XBRL Label Linkbase Document*
101.PRE*	Inline XBRL Presentation Linkbase Document*
101.DEF*	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*     Filed herewith

** Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS ENERGY TRANSITION CORP.
Date: May 10, 2023
	By:	/s/ Anthony G. Petrello
	Name:	Anthony G. Petrello
	Title:	President and Chief Executive Officer