Form 10-Q
period 2023-06-30
Nabors Energy Transition Corp.
filed 2023-08-09
CIK 1854458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 9, 2023, 9,850,641 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

NABORS ENERGY TRANSITION CORP.

i

NABORS ENERGY TRANSITION CORP.

BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
Assets:
Cash	$765,299	$468,461
Prepaid expenses	187,500	375,000
Total current assets	952,799	843,461
Investments held in Trust	105,443,790	284,840,707
Total assets	$106,396,589	$285,684,168

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$757,763	$235,995
Income taxes payable	10,880	87,473
Convertible promissory note - related party	3,646,558	—
Due to related party	908,740	10,464
Total current liabilities	5,323,941	333,932
Deferred legal fees	5,459,786	1,469,726
Deferred underwriting commissions	—	9,660,000
Total liabilities	10,783,727	11,463,658

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 9,850,641 and 27,600,000 shares subject to redemption at $10.66 and $10.31 per share, respectively	105,022,135	284,477,945

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 9,850,641 and 27,600,000 shares subject to possible redemption, respectively)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(9,409,963)	(10,258,125)
Total stockholders’ deficit	(9,409,273)	(10,257,435)
Total liabilities and stockholders’ deficit	$106,396,589	$285,684,168

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,661,500	$371,290	$5,378,814	$628,044
Loss from operations	(1,661,500)	(371,290)	(5,378,814)	(628,044)

Other income:
Interest income earned on investments held in trust	2,044,603	389,995	5,092,141	415,286
Income (loss) before provision for income taxes	383,103	18,705	(286,673)	(212,758)

Provision for income taxes	(418,780)	—	(1,048,407)	—

Net income (loss)	$(35,677)	$18,705	$(1,335,080)	$(212,758)

Basic and diluted weighted average redeemable common shares outstanding	17,457,509	27,600,000	22,500,737	27,600,000
Basic and diluted net loss per redeemable common share	$0.00	$0.00	$(0.05)	$(0.01)

Basic and diluted weighted average non-redeemable common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net loss per non-redeemable common share	$0.00	$0.00	$(0.05)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

				Total
	Class F		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2021	6,900,000	$690	$(8,597,773)	$(8,597,083)
Net loss	—	—	(231,463)	(231,463)
Balance – March 31, 2022	6,900,000	690	(8,829,236)	(8,828,546)
Net income	—	—	18,705	18,705
Balance – June 30, 2022	6,900,000	$690	$(8,810,531)	$(8,809,841)

				Total
	Class F		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2022	6,900,000	$690	$(10,258,125)	$(10,257,435)
Offering costs adjustment	—	—	9,660,000	9,660,000
Accretion for common stock to redemption amount	—	—	(4,976,904)	(4,976,904)
Net loss	—	—	(1,299,403)	(1,299,403)
Balance – March 31, 2023	6,900,000	690	(6,874,432)	(6,873,742)
Accretion for common stock to redemption amount	—	—	(2,499,854)	(2,499,854)
Net loss	—	—	(35,677)	(35,677)
Balance – June 30, 2023	6,900,000	$690	$(9,409,963)	$(9,409,273)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,335,080)	$(212,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest from investments held in Trust Account	(5,092,141)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	521,768	(56,214)
Income taxes payable	(76,593)	—
Prepaid expenses	187,500	(562,500)
Due to related party	898,276	(552,287)
Deferred legal fees	3,990,060	—
Net cash used in operating activities	(906,210)	(1,383,759)

Cash flows from investing activities:
Investment of interest into Trust Account	—	(415,286)
Principal deposited in Trust Account for extension	(3,646,558)	—
Proceeds from Trust Account withdrawn to pay taxes	1,203,048	—
Net cash used by investing activities	(2,443,510)	(415,286)

Cash Flows from Financing Activities:
Proceeds from Promissory Note - Related Party	3,646,558	—
Net cash provided by financing activities	3,646,558	—

Net increase (decrease) in cash	296,838	(1,799,045)

Cash - beginning of the period	468,461	2,505,395
Cash - end of the period	$765,299	$706,350

Supplemental disclosure of noncash activities:
Waived deferred underwriting commissions	$9,660,000	$—

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Nabors Energy Transition Corp. (the “Company” or “NETC”) was incorporated in Delaware on March 24, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company had not yet identified (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

On March 30, 2021, the Company was funded with $25,000 for which it issued 8,625,000 shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) to the Company’s sponsor, Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. As of June 30, 2023, the Company has neither engaged in any operations nor generated any revenues to date. The Company will not generate any operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from its initial public offering (the “Initial Public Offering”).

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds from its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the potential target business or otherwise is not required to register as an investment company under the Investment Company Act.

The Company will provide holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share and such amount may be increased for each extension of the Company’s time to consummate its initial Business Combination, as described herein). As of June 30, 2023, these Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders are not entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company has 21 months from the closing of the Initial Public Offering to consummate an initial Business Combination. The Company’s board of directors (the “NETC Board”) may extend the date by which the Company has to consummate an initial Business Combination by four additional months (for a total of up to 25 months to complete a Business Combination); provided that the Sponsor (or its affiliates or designees) must deposit into the Trust Account additional funds of  an amount equal to $295,519 (or $0.03 for each share of Class A common stock that has not been redeemed) for each one month extension, in exchange for a non-interest bearing, unsecured promissory note. The Company’s Public Stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 21 months to up to 25 months described above or redeem their shares in connection with such extension. If the Company is unable to complete a Business Combination within 21 months from the closing of the Initial Public Offering, or up to 25 months if it extends the period of time to consummate its initial Business Combination in accordance with the terms described in its Charter (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the

Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Subscription Agreements. Concurrently with the signing of the Business Combination Agreement, Nabors Lux and AgCentral Energy Pty Limited (“AgCentral”) entered into subscription agreements (the “Notes Subscription Agreements,” and the financing received therefrom, the “Interim Company Financing”), pursuant to which, among other things, Nabors Lux and AgCentral have each agreed to subscribe for and purchase up to $5.0 million (or $10.0 million in aggregate principal amount) of the senior convertible notes issued in the Convertible Financing (as defined below) from Vast in a private placement to be funded in accordance with the Notes Subscription Agreements. Any amount of Interim Company Financing provided by Nabors Lux or AgCentral will be exchanged for an equivalent number of Vast Ordinary Shares immediately prior to the Effective Time and be deemed to reduce their subscription amounts under the PIPE Financing (as defined below). Vast may enter into additional Notes Subscription Agreements with additional investors between the signing of the Business Combination Agreement and the Closing (the financing received under such additional agreements and together with the financing received under the Notes Subscription Agreements, the “Convertible Financing”).

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

Special Meeting- Extension

On May 11, 2023, the Company convened a special meeting (the “Special Meeting”) and the Company’s stockholders approved its Charter to allow the NETC Board, without another stockholder vote, to elect to extend the date by which the Company has to consummate an initial Business Combination up to seven times for an additional one month each time (but in no event to a date later than 25 months from the closing of the Initial Public Offering), provided that the Sponsor (or its affiliates or designees), deposits into the Trust Account for each monthly extension an amount equal to the lesser of (x) $300,000 and (y) $0.03 for each share of Class A common stock issued as part of the Units sold in the Initial Public Offering that is not redeemed in connection with the Special Meeting in exchange for a non-interest bearing, unsecured promissory note.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations (including domestic corporations) after December 31, 2022. The total taxable value of shares repurchased may be reduced by the fair market value of any newly issued shares during the taxable year. As discussed above, the Company may redeem the Public Shares in certain circumstances. On May 11, 2023, the Company redeemed 17,749,359 shares in exchange for $186,932,568 and may redeem additional shares in the future. If the Vast Business Combination is completed (or if the Company does not completely liquidate before January 1, 2024), the redemptions that occurred in May 2023 as well as future redemptions by the Company may be subject to this excise tax.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has until August 19, 2023 (or up to December 19, 2023 if extended pursuant to the Charter) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2023, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

Investments held in Trust Account

On June 30, 2023 and December 31, 2022, the Company had approximately $105.4 million and $284.8 million held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in trust in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the six months ended June 30, 2023, the Company withdrew $1.2 million from the Trust Account in accordance with the Amended and Restated Investment Management Trust Agreement, dated May 12, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee, to pay its taxes.

On February 17, 2023, the NETC Board elected to extend the date by which the Company has to consummate an initial Business Combination from February 18, 2023 to May 18, 2023, as permitted under the Amended and Restated Certificate of Incorporation, dated November 16, 2021. In connection with the extension, affiliates of the Sponsor deposited a total of $2,760,000, representing $0.10 per Unit into the Trust Account.

At the Special Meeting held on May 11, 2023, stockholders holding 17,749,359 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $186,932,568 (or approximately $10.53 per share) was removed from the Trust Account to pay such holders.

On May 17, 2023, the NETC Board elected to extend the date by which the Company has to consummate an initial Business Combination by an additional three months from May 18, 2023 to August 18, 2023, as permitted under the Charter, and affiliates of the Sponsor deposited a total of $886,558 into the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemed Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on June 30, 2023 and December 31, 2022, 9,850,641 and 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated by allocating the total income (loss) to both sets of shares. The Company splits the amount to be allocated using the ratio between the public shares and  the non-redeemable shares for the three and six months ended June 30, 2023, and 2022, reflective of the respective participation rights.

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

	Three Months Ended
	June 30,
	2023		2022
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(25,571)	$(10,107)	$14,964	$3,741

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	17,457,509	6,900,000	27,600,000	6,900,000
Basic and diluted net loss per share	$0.00	$0.00	$0.00	$0.00

	Six Months Ended
	June 30,
	2023		2022
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(1,021,753)	$(313,327)	$(170,206)	$(42,552)

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	22,500,737	6,900,000	27,600,000	6,900,000
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.01)	$(0.01)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 30, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 Founder Shares. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares. As of June 30, 2023, there were 6,900,000 Founder Shares outstanding. The Founder Shares represent 41.2% of the Company’s issued and outstanding shares as of June 30, 2023.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. As of June 30, 2023 and December 31, 2022, the Company owed $225,000 and $135,000 to the Sponsor or an affiliate thereof for administrative support costs, respectively. In addition, the Company owes an affiliate of the Sponsor $700,000 for reimbursement of income taxes paid on the Company’s behalf.

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

Convertible Promissory Note

On February 16, 2023, the NETC Board elected to effectuate a three-month extension and extend the date by which NETC has to consummate an initial Business Combination from February 18, 2023 to May 18, 2023. In order for the time available for NETC to consummate an initial Business Combination to be extended, $2,760,000 ($0.10 per Unit) had to be deposited into the Trust Account. NETC issued unsecured promissory notes for an aggregate principal amount of $2,760,000 to affiliates of the Sponsor in connection with the extension. The notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which NETC’s initial Business Combination is consummated and (ii) the liquidation of NETC. If NETC consummates an initial Business Combination, the Company will repay the loans out of the proceeds of the Trust Account or, the Sponsor may elect to convert a portion or all of such loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

On May 17, 2023, the NETC Board elected to extend the date by which NETC has to consummate an initial Business Combination from May 18, 2023 to August 18, 2023 and affiliates of the Sponsor deposited a total of $886,558, representing $0.03 per Class A common stock not redeemed, into the Trust Account in exchange for non-interest bearing, unsecured promissory notes. The notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which NETC’s initial Business Combination is consummated and (ii) the liquidation of NETC on or before August 18, 2023, unless such date is extended pursuant to the Charter. If NETC consummates an initial Business Combination, the Company will repay the loans out of the proceeds of the Trust Account or, the Sponsor may elect to convert a portion or all of such loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the NETC Board. On June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 9,850,641 and 27,600,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares issued or outstanding.

Class F Common Stock— The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On March 29, 2021, the Company issued 8,625,000 shares of Class F common stock to the Sponsor. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 shares of Class F common stock to the Company at no cost. An aggregate of 175,000 shares of Class F common stock were issued to the independent directors for an aggregate of $700. As of June 30, 2023 and December 31, 2022, there were 6,900,000 shares of Class F common stock outstanding. The shares of Class F common stock represent 41.2% of the Company’s issued and outstanding shares as of June 30, 2023.

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

Warrants— As of June 30, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 13,730,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the NETC Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average price of the Class A common stock during the 10 trading day period ending on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and (ii) the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8. INCOME TAXES

The Company’s provision for income taxes for the three and six months ended June 30, 2023 was $0.4 million and $1.0 million, respectively and $0 for the three and six months ended June 30, 2022, respectively. The effective tax rate was 109% and (366%) for the three and six months ended June 30, 2023, respectively. The increase in taxes is attributable to an increase in earnings from the Trust Account. The effective tax rate differs from the statutory tax rate of 21% as the Company continues to record a full valuation allowance for all its deferred tax assets, as discussed below.

As of June 30, 2023 and December 31, 2022, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of June 30, 2023 and December 31, 2022, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the six months ended June 30, 2023 and 2022, the Company did not accrue any interest and penalties.

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

Each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) with respect to which a stockholder has validly exercised its redemption rights

(“Redemption Rights”) provided for in the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”) (i) will be redeemed immediately prior to the Effective Time (such shares, the “Redemption Shares”) and will be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights and (ii) will not be entitled to receive ordinary shares in Vast (the “Vast Ordinary Shares”).

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

In connection with the Business Combination Agreement, the Company entered into the following agreements:

Support Agreement. The Company entered into the Support Agreement with the Sponsor, Vast, Nabors Lux 2 S.a.r.l., an affiliate of Nabors (“Nabors Lux”), and the independent directors (together with our Sponsor and Nabors Lux, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to certain restrictions on the transfer of the Company’s shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) and the Company’s 13,730,000 warrants consummated in a Private Placement with the closing of the Initial Public Offering (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), (ii) to vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement, (iii) to waive the anti-dilution rights with respect to their Founder Shares and (iv) to enter into the Shareholder and Registration Rights Agreement.  The Sponsor will have the right to be issued up to 3,900,000 additional Vast Ordinary Shares during the time period between the date that is 70 days after the closing of the Vast Business Combination (the “Closing”) and the five year anniversary of the Closing (the “Earnout Period”) upon satisfaction of certain price targets set forth therein, which price targets will be based on the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the New York Stock Exchange (or the exchange on which the Vast Ordinary Shares are then listed), for any 20 trading days within any 30 consecutive trading day period within the Earnout Period.

Subscription Agreements. Concurrently with the signing of the Business Combination Agreement, Nabors Lux and AgCentral Energy Pty Limited (“AgCentral”) entered into subscription agreements (the “Notes Subscription Agreements,” and the financing received therefrom, the “Interim Company Financing”), pursuant to which, among other things, Nabors Lux and AgCentral have each agreed to subscribe for and purchase up to $5.0 million (or $10.0 million in aggregate principal amount) of the senior convertible notes issued in the Convertible Financing (as defined below) from Vast in a private placement to be funded in accordance with the Notes Subscription Agreements. Any amount of Interim Company Financing provided by Nabors Lux or AgCentral will be exchanged for an equivalent number of Vast Ordinary Shares immediately prior to the Effective Time and be deemed to reduce their subscription amounts under the PIPE Financing (as defined below). Vast may enter into additional Notes Subscription Agreements with additional investors between the signing of the Business Combination Agreement and the Closing (the financing received under such additional agreements and together with the financing received under the Notes Subscription Agreements, the “Convertible Financing”).

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

Special Meeting - Extension

On May 11, 2023, the Company convened a special meeting (the “Special Meeting”) and the Company's stockholders approved its Charter to allow the Company's board of directors (the “NETC Board”), without another stockholder vote, to elect to extend the date by which the Company has to consummate an initial business combination up to seven times for an additional one month each time (but in no event to a date later than 25 months from the closing of the Initial Public

Offering, provided that the Sponsor (or its affiliates or designees), deposits into the trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) for each monthly extension an amount equal to the lesser of (x) $300,000 and (y) $0.03 for each share of Class A common stock issued as part of the Units sold in the Initial Public Offering that is not redeemed in connection with the Special Meeting in exchange for a non-interest bearing, unsecured promissory note.

At the Special Meeting, stockholders holding 17,749,359 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $186,932,568 (or approximately $10.53 per share) was removed from the Trust Account to pay such holders.

On May 17, 2023, the NETC Board elected to extend the date by which the Company has to consummate an initial business combination by an additional three months from May 18, 2023 to August 18, 2023, as permitted under the Charter, and affiliates of the Sponsor deposited a total of $886,558 into the Trust Account.

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

For the three and six months ended June 30, 2023, we had a net loss of $35,677 and $1,335,080, respectively. The net loss consisted of $1,661,500 and $5,378,814 in general and administrative expenses and $418,780 and $1,048,407 of income taxes, respectively. The expenses were partially offset by interest income of $2,044,603 and $5,092,141 for the three and six months ended June 30, 2023, respectively.

For the three and six months ended June 30, 2022, we had a net income (loss) of $18,705 and $(212,758), respectively. The net income (loss) consisted of $371,290 and $628,044 in general and administrative expenses for the three and six months ended June 30, 2022, respectively. The expenses were offset by interest income of $389,995 and $415,286, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $0.8 million of cash in our operating account and working capital deficit of approximately $4.4 million. As of December 31, 2022, we had $0.5 million of cash in our operating account and working capital of approximately $0.5 million.

Our liquidity needs up to November 19, 2021 had been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Founder Shares and a loan of approximately $300,000 from our Sponsor pursuant to the promissory note (as amended and restated on October 27, 2021), of which approximately $141,000 was borrowed which was repaid in full on November 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds (“Working Capital Loans”). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or August 19, 2023 (or up to December 19, 2023 if extended pursuant to the Charter) (the “Combination Period”). Over this time period, we intend to use these funds for paying existing accounts payable, paying for travel expenditures and consummating the initial business combination. If a business combination is not consummated by August 19, 2023 (or up to December 19, 2023 if extended pursuant to the Charter), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2023, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

Convertible Promissory Notes

On February 16, 2023, Nabors Lux and Greens Road Energy LLC, a Delaware limited liability company (“Greens Road”), deposited an aggregate $2,760,000 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from February 18, 2023 to May 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $1,518,000 and (ii) Greens Road, in the principal amount of $1,242,000, for an aggregate principal amount of $2,760,000 (the “February Notes”). On May 17, 2023, Nabors Lux and Greens Road deposited an additional aggregate $886,558 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from May 18, 2023 to August 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $487,607 and (ii) Greens Road, in the principal amount of $398,951, for an aggregate principal amount of $886,558 (the “May Notes,” and together with the February Notes, the “Notes”). Each of Nabors Lux and Greens Road is an affiliate of the Sponsor. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated as provided herein and (ii) the liquidation of the Company on or before August 18, 2023 (unless such date is extended pursuant to our Charter or such later liquidation date as may be approved by our stockholders).

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 9,850,641 and 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Extension

On February 16, 2023, Nabors Lux and Greens Road deposited an aggregate $2,760,000 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from February 18, 2023 to May 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $1,518,000 and (ii) Greens Road, in the principal amount of $1,242,000, for an aggregate principal amount of $2,760,000. On May 17, 2023, Nabors Lux and Greens Road deposited an additional aggregate $886,558 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from May 18, 2023 to August 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $487,607 and (ii) Greens Road, in the principal amount of $398,951, for an aggregate principal amount of $886,558. Each of Nabors Lux and Greens Road is an affiliate of the Sponsor. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated as provided herein and (ii) the liquidation of the Company on or before August 18, 2023 (unless such date is extended pursuant to our Charter or such later liquidation date as may be approved by our stockholders).

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

3.1

Second Amended & Restated Certificate of Incorporation of Nabors Energy Transition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on May 12, 2023).

3.2	Bylaws of Nabors Energy Transition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-256876), filed June 8, 2021).
10.1

Amended and Restated Investment Management Trust Agreement, dated May 12, 2023, by and between Nabors Energy Transition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on May 12, 2023).

10.2

Promissory Note, dated May 17, 2023, issued to Nabors Lux 2 S.a.r.l. by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on May 18, 2023).

10.3

Promissory Note, dated May 17, 2023, issued to Green Road Energy LLC by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on May 18, 2023).

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
Date: August 9, 2023
	By:	/s/ Anthony G. Petrello
	Name:	Anthony G. Petrello
	Title:	President and Chief Executive Officer