Form 10-Q
period 2023-09-30
Nabors Energy Transition Corp.
filed 2023-11-13
CIK 1854458

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 13, 2023, 9,850,641 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

NABORS ENERGY TRANSITION CORP.

i

NABORS ENERGY TRANSITION CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets:
Cash	$82,514	$468,461
Prepaid expenses	106,117	375,000
Total current assets	188,631	843,461
Investments held in Trust	106,861,019	284,840,707
Total assets	$107,049,650	$285,684,168

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued liabilities	$615,207	$235,995
Income taxes payable	—	87,473
Convertible promissory notes - related party	4,237,596	—
Due to related party	267,098	10,464
Total current liabilities	5,119,901	333,932
Deferred legal fees	5,889,484	1,469,726
Deferred underwriting commissions	—	9,660,000
Total liabilities	11,009,385	11,463,658

Commitments and Contingencies (Note 6)

Class A common stock, $0.0001 par value; 9,850,641 and 27,600,000 shares subject to redemption at $10.83 and $10.31 per share, respectively	106,680,153	284,477,945

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 9,850,641 and 27,600,000 shares subject to possible redemption, respectively)	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Accumulated deficit	(10,640,578)	(10,258,125)
Total stockholders’ deficit	(10,639,888)	(10,257,435)
Total liabilities and stockholders’ deficit	$107,049,650	$285,684,168

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$664,128	$214,423	$6,042,942	$842,467
Loss from operations	(664,128)	(214,423)	(6,042,942)	(842,467)

Other income:
Interest income earned on investments held in trust	1,368,284	1,229,047	6,460,425	1,644,333
Income before provision for income taxes	704,156	1,014,624	417,483	801,866

Provision for income taxes	(276,753)	(224,021)	(1,325,160)	(224,021)

Net income (loss)	$427,403	$790,603	$(907,677)	$577,845

Basic and diluted weighted average redeemable common shares outstanding	9,850,641	27,600,000	18,237,701	27,600,000
Basic and diluted net income (loss) per redeemable common share	$0.03	$0.02	$(0.04)	$0.02

Basic and diluted weighted average non-redeemable common shares outstanding	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income (loss) per non-redeemable common share	$0.03	$0.02	$(0.04)	$0.02

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

(Unaudited)

				Total
	Class F		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2021	6,900,000	$690	$(8,597,773)	$(8,597,083)
Net loss	—	—	(231,463)	(231,463)
Balance – March 31, 2022	6,900,000	690	(8,829,236)	(8,828,546)
Net income	—	—	18,705	18,705
Balance – June 30, 2022	6,900,000	$690	$(8,810,531)	$(8,809,841)
Net income	—	—	790,603	790,603
Balance – September 30, 2022	6,900,000	$690	$(8,019,928)	$(8,019,238)

				Total
	Class F		Accumulated	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2022	6,900,000	$690	$(10,258,125)	$(10,257,435)
Offering costs adjustment	—	—	9,660,000	9,660,000
Accretion for common stock to redemption amount	—	—	(4,976,904)	(4,976,904)
Net loss	—	—	(1,299,403)	(1,299,403)
Balance – March 31, 2023	6,900,000	690	(6,874,432)	(6,873,742)
Accretion for common stock to redemption amount	—	—	(2,499,854)	(2,499,854)
Net loss	—	—	(35,677)	(35,677)
Balance – June 30, 2023	6,900,000	$690	$(9,409,963)	$(9,409,273)
Accretion for common stock to redemption amount	—	—	(1,658,018)	(1,658,018)
Net income	—	—	427,403	427,403
Balance – September 30, 2023	6,900,000	$690	$(10,640,578)	$(10,639,888)

The accompanying notes are an integral part of these financial statements.

NABORS ENERGY TRANSITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(907,677)	$577,845
Adjustments to reconcile net loss to net cash used in operating activities:
Interest from investments held in Trust Account	(6,460,425)	(1,644,333)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	379,212	(90,830)
Income taxes payable	(87,473)	224,021
Prepaid expenses	268,883	(468,750)
Due to related party	256,634	(507,287)
Deferred legal fees	4,419,758	—
Net cash used in operating activities	(2,131,088)	(1,909,334)

Cash flows from investing activities:
Trust account withdrawal for Class A common stock redemptions	186,932,568	—
Principal deposited in Trust Account for extensions	(4,237,596)	—
Proceeds from Trust Account withdrawn to pay taxes	1,745,141	30,582
Net cash used by investing activities	184,440,113	30,582

Cash flows from financing activities:
Redemptions of Class A common stock	(186,932,568)	—
Proceeds from promissory note - related party	4,237,596	—
Net cash provided by financing activities	(182,694,972)	—

Net increase (decrease) in cash	(385,947)	(1,878,752)

Cash - beginning of the period	468,461	2,505,395
Cash - end of the period	$82,514	$626,643

Supplemental disclosure of noncash financing activities:
Waived deferred underwriting commissions	$9,660,000	$—

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

On March 30, 2021, the Company was funded with $25,000 for which it issued 8,625,000 shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) to the Company’s sponsor, Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. As of September 30, 2023, the Company has neither engaged in any operations nor generated any revenues to date. The Company will not generate any operating revenues prior to the completion of a Business Combination and will generate non-operating income in the form of interest income on permitted investments from the proceeds derived from its initial public offering (the “Initial Public Offering”).

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

The Company will provide holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.20 per Public Share and such amount may be increased for each extension of the Company’s time to consummate its initial Business Combination, as described herein). As of September 30, 2023, these Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders are not entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Stockholders have agreed not to propose an amendment to the Charter (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of Public Stockholders or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company has 24 months from the closing of the Initial Public Offering to consummate an initial Business Combination. The Company’s board of directors (the “NETC Board”) may extend the date by which the Company has to consummate an initial Business Combination by one additional month (for a total of up to 25 months to complete a Business Combination); provided that the Sponsor (or its affiliates or designees) must deposit into the Trust Account additional funds of an amount equal to $295,519 (or $0.03 for each share of Class A common stock that has not been redeemed) for the one month extension, in exchange for a non-interest bearing, unsecured promissory note. Public Stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 24 months to up to 25 months described above or redeem their shares in connection with such extension. If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or up to 25 months if it extends the period of time to consummate its initial Business Combination in accordance with the terms described in its Charter (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the

NETC Board, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination

On February 14, 2023, the Company entered into a business combination agreement with Vast Renewables Limited, an Australian proprietary company limited by shares (f/k/a Vast Solar Pty Ltd, an Australian proprietary company limited by shares) (“Vast”), Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Vast (“Merger Sub”), the Sponsor and Nabors Industries Ltd. (“Nabors”) (the “Business Combination Agreement” and the transactions contemplated therein, the “Vast Business Combination”), pursuant to which, among other things and subject to certain terms and conditions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Vast (the “Merger”).

Each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) with respect to which a stockholder has validly exercised its redemption rights (“Redemption Rights”) provided for in the Charter (i) will be redeemed immediately prior to the Effective Time and will be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights and (ii) will not be entitled to receive ordinary shares in Vast (the “Vast Ordinary Shares”).

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

On October 19, 2023, the Company, the Sponsor, Vast and Merger Sub entered into an Amendment and Waiver to the Business Combination Agreement (the “BCA Amendment”), pursuant to which, among other things, (i) Vast agreed to issue at the closing of the Vast Business Combination (the “Closing”), 350,000 Vast Ordinary Shares to Nabors Lux 2 S.a.r.l, an affiliate of Nabors (“Nabors Lux”) pursuant to the Nabors Backstop Agreement (as defined below), (ii) Vast agreed to issue 1,500,000 Vast Ordinary Shares to the Sponsor in the Merger as acceleration of a portion of the 2,400,000 Vast Ordinary Shares that may be issued to the Sponsor upon the achievement of certain share price targets during the Earnout Period (as defined below) (the “Accelerated Earnback Shares”), pursuant to the Nabors Backstop Agreement, (iii) Vast and Merger Sub agreed to waive in their entirety (a) the conditions precedent to their respective obligations to consummate the Business Combination set forth in Section 8.3 of the Business Combination Agreement, including that Vast will have cash and cash equivalents in an aggregate amount not less than $50.0 million at the Closing, and (b) their rights to terminate the Business Combination Agreement pursuant to Section 9.1(g) thereof for a breach of any representation, warranty, covenant or agreement on the part of the Company, and (iv) the parties agreed to amend and restate in its entirety the form of Shareholder and Registration Rights Agreement to be entered into at Closing.

In connection with the Business Combination Agreement, the Company entered into the following agreements:

Support Agreement. The Company entered into the Support Agreement with the Sponsor, Vast, Nabors Lux, and the independent directors (together with our Sponsor and Nabors Lux, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to certain restrictions on the transfer of the Founder Shares and Private Placement Warrants, (ii) to vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement, (iii) to waive the anti-dilution rights with respect to their Founder Shares and (iv) to enter into the Shareholder and Registration Rights Agreement.  The Sponsor will have the right to be issued up to 3,900,000 additional Vast Ordinary Shares during the time period between the date that is 70 days after the Closing and the five year anniversary of the Closing (the “Earnout Period”) upon satisfaction of certain price targets set forth therein, which price targets will be based on the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the New York Stock Exchange (the “NYSE”) (or the exchange on which the Vast Ordinary Shares are then listed), for any 20 trading days within any 30 consecutive trading day period within the Earnout Period. On October 19, 2023, the Company, the Sponsor and Vast entered into Amendment No. 1 to the Support Agreement (the “Support Agreement Amendment”), pursuant to which the Company and the Sponsor agreed to reduce by 500,000 shares each tranche of Vast Ordinary Shares to be issued to the Sponsor upon satisfaction of certain price targets set forth therein, for an aggregate reduction of 1,500,000 Vast Ordinary Shares.

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

In connection with the Closing, the Company will enter into, among others, the following agreement:

Shareholder and Registration Rights Agreement.

Concurrently with the Closing, the Company, Vast, the Sponsor and the holder parties thereto will enter into the Shareholder and Registration Rights Agreement (the “Shareholder and Registration Rights Agreement”), pursuant to which Vast will agree that, within 60 days of the Closing, Vast will file with the SEC (at Vast’s sole cost and expense) a resale registration statement, and Vast will use its commercially reasonable efforts to have the such registration statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders of certain securities held by or issuable to certain of the Company’s existing shareholders and Vast can demand Vast’s assistance with underwritten offerings and exercise demand or piggyback rights with respect to such offerings. Additionally, the Shareholder and Registration Rights Agreement contains a customary lock-up agreement for six months after the Closing.

The Shareholder and Registration Rights Agreement will also grant (a) to Nabors a consent right over all debt or equity capital raised by Vast (excluding certain issuances of securities pursuant to (i) compensatory stock or option plans, (ii) contracts existing as of the date of the Nabors Backstop Agreement, (iii) securities issued pursuant to convertible securities issued or issuable pursuant to agreements existing as of the date of the Nabors Backstop Agreement and (iv) a bona fide merger or acquisition with an unrelated third party that is, itself, directly or indirectly, an operating company or an owner of an asset in a business synergistic with the business of Vast) post-Closing until the earlier to occur of (the “Additional Rights Expiration Date”) (A) the third anniversary of the Closing and (B) the date on which Vast’s equity market capitalization equals or exceeds $1 billion and (b) to the Sponsor (i) until the Additional Rights Expiration Date, the right to nominate for election two directors to the Vast board of directors (the “Vast Board”) and (ii) after the Additional Rights Expiration Date, the right to nominate for election one director to the Vast Board for so long as Nabors and its affiliates collectively beneficially own 50% of the number of Vast Ordinary Shares that the Sponsor and its affiliates collectively beneficially owned immediately following the Closing. In addition, the Shareholder and Registration Rights Agreement will also provide to Nabors certain rights if, prior to (A) the date that is six months following the Closing, any investor, or (B) the date that is nine months following the Closing, certain investors, invests in equity or debt interests of Vast on terms that are more favorable to such investor from a financial perspective than the terms applicable to Nabors Lux under the Nabors Backstop Agreement, as determined by Nabors in its reasonable discretion (any such investment within the specified time periods, a “Superior Capital Raise”). To the extent the investor in a Superior Capital Raise has subscribed for Vast Ordinary Shares at a price less than the price paid by Nabors Lux under the Nabors Backstop

Agreement (the “Lower Capital Price”), then Vast will issue additional Vast Ordinary Shares to Nabors (or its affiliates) so that the aggregate number of Vast Ordinary Shares received by Nabors and its affiliates for their investment under the Nabors Backstop Agreement is equal to the number of Vast Ordinary Shares they would have received had the price for all such shares been the Lower Capital Price, as further described and subject to the conditions set forth in the Shareholder and Registration Rights Agreement. To the extent the investor in a Superior Capital Raise has subscribed for any security other than Vast Ordinary Shares, Nabors will, to the extent there would not be significant impediments to the timely consummation of such an exchange, have the right to exchange the equity interests (and the debt interests received in exchange for equity interests in a prior exchange under this provision) still held by Nabors (and its affiliates) that were purchased pursuant to the Nabors Backstop Agreement (excluding any shares that were issued as the Accelerated Earnback Shares) for debt or equity interests on the terms issued in the Superior Capital Raise, so that Nabors (or its affiliates) hold the debt or equity interests they would have held had the investment under the Nabors Backstop Agreement been conducted on the terms of the Superior Capital Raise, as further described and subject to the conditions set forth in the Shareholder and Registration Rights Agreement. The Shareholder and Registration Rights Agreement will also grant to AgCentral the right to nominate one director to the Vast Board for so long as AgCentral and its affiliates collectively beneficially own at least the number of Vast Ordinary Shares that would entitle the Sponsor the right to nominate for election directors under the Shareholder and Registration Rights Agreement.

Canberra Subscription.  On September 18, 2023, Vast entered into a subscription agreement with Capital Airport Group (“CAG”), the owner and operator of Canberra Airport, to purchase a minimum of $5.0 million, and up to $10.0 million, of Vast Ordinary Shares at a purchase price of  $10.20 per share in a private placement (the “Canberra Subscription”). The Canberra Subscription is conditional on  the Closing. Of the $10.0 million Canberra Subscription, $5.0 million will serve as a backstop for subsequent capital raised by Vast prior to Closing via additional Notes Subscriptions or Equity Subscriptions (the “CAG Backstop”). Accordingly, the amount invested by CAG pursuant to the Canberra Subscription will be reduced below $10.0 million, but not below $5.0 million, by one dollar for every three dollars raised by Vast prior to Closing via the issuance of additional shares or debt instruments. Therefore, the CAG Backstop may not ultimately be funded in full or at all.

October Notes Subscription Agreement. On October 19, 2023, Nabors Lux entered into a Notes Subscription Agreement (the “October Notes Subscription Agreement”) with Vast pursuant to which, among other things, Nabors Lux agreed to subscribe for and purchase an additional $2.5 million of senior convertible notes, which are convertible into an equivalent number of Vast Ordinary Shares at $10.20 per share (the “Incremental Funding”), in addition to the $5.0 million of senior convertible notes already owned. Nabors Lux’s commitment under the Equity Subscription Agreements will be reduced, dollar-for-dollar, by the Incremental Funding.

Backstop Agreement. On October 19, 2023, Vast entered into a Backstop Agreement (the “Nabors Backstop Agreement”) pursuant to which Nabors Lux agreed to purchase up to $15.0 million of Vast Ordinary Shares at a purchase price of $10.20 per share (the “Nabors Backstop”). The Nabors Backstop will serve as a backstop for redemptions of  Class A Common Stock by Public Stockholders in connection with the Business Combination Proposal and subsequent capital raised by Vast prior to or in connection with Closing from additional third parties (other than Nabors, AgCentral, CAG and their respective affiliates). Accordingly, the amount invested by Nabors pursuant to the Nabors Backstop Agreement will be reduced below $15.0 million, dollar- for-dollar, by (i) the balance of the cash remaining in the Trust Account after giving effect to any redemptions of NETC Class A Common Stock by Public Stockholders in connection with the Business Combination Proposal and (ii) amounts invested by investors other than Nabors Lux, AgCentral and CAG. Therefore, the Nabors Backstop may not ultimately be funded in full or at all.

Master Agreement. On October 19, 2023, the Company, Vast, Nabors, the Sponsor, Nabors Lux, Merger Sub and AgCentral entered into the Master Agreement, which, among other things, summarizes the key terms of each of the BCA Amendment, Support Agreement Amendment, October Notes Subscription Agreement, Nabors Backstop Agreement and form of Shareholder and Registration Rights Agreement (the “Master Agreement”).

Special Meeting- Extension

On May 11, 2023, the Company convened a special meeting (the “Special Meeting”) and the Company’s stockholders approved its Charter to allow the NETC Board, without another stockholder vote, to elect to extend the date by which the Company has to consummate an initial Business Combination up to seven times for an additional one month each time (but in no event to a date later than 25 months from the closing of the Initial Public Offering), provided that the Sponsor (or its affiliates or designees), deposits into the Trust Account for each monthly extension an amount equal to the lesser of (x) $300,000 and (y) $0.03 for each share of Class A common stock issued as part of the Units sold in the Initial Public Offering that is not redeemed in connection with the Special Meeting in exchange for a non-interest bearing, unsecured promissory note.  See Note 2 for additional details on deposits into the Trust Account.

On November 6, 2023, the Company filed a preliminary proxy statement proposing that the Company’s stockholders approve its Charter to allow the NETC Board, without another stockholder vote, to elect to extend the date by which the Company has to consummate an initial Business Combination up to three times for an additional one month each time (but in no event to a date later than 28 months from the closing of Initial Public Offering), provided that the Sponsor (or its affiliates of designees), deposits into the Trust Account for each monthly extension an amount equal to $200,000 in exchange for a non-interest bearing, unsecured promissory note.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” the Company has until November 19, 2023 (or up to December 19, 2023 if extended pursuant to the Charter) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2023, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

Investments held in Trust Account

On September 30, 2023 and December 31, 2022, the Company had approximately $106.9 million and $284.8 million held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the Balance Sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income earned on investments held in trust in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the nine months ended September

30, 2023, the Company withdrew $1.7 million from the Trust Account in accordance with the Amended and Restated Investment Management Trust Agreement, dated May 12, 2023, between the Company and Continental Stock Transfer & Trust Company, as trustee, to pay its taxes.

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

On May 17, 2023, the NETC Board elected to extend the date by which the Company has to consummate an initial Business Combination by an additional three months from May 18, 2023 to August 18, 2023, as permitted under the Charter, and affiliates of the Sponsor deposited a total of $886,558 into the Trust Account.  During the three months ended September 30, 2023, the NETC Board elected to extend the date an additional two months from August 18, 2023 to October 18, 2023 and $591,038 was deposited into the Trust. Subsequent to September 30, 2023, an additional $295,519 was deposited into the Trust Account to extend the date to November 18, 2023.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemed Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, on September 30, 2023 and December 31, 2022, 9,850,641 and 27,600,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In order to determine the net income (loss) attributable to both the public redeemable shares and non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated by allocating the total income (loss) to both sets of shares. The Company splits the amount to be allocated using the ratio between the public shares and  the non-redeemable shares for the three and nine months ended September 30, 2023, and 2022, reflective of the respective participation rights.

The Company’s Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) could, potentially, be exercised or converted into common stock and share in the earnings of the Company. Additionally, the conversion feature of the convertible promissory note (see Note 5) allows for conversion of the convertible note into Private Placement Warrants, which could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. However, these potentially dilutive instruments were excluded when calculating diluted loss per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive for the periods presented. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

	Three Months Ended
	September 30,
	2023		2022
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income per share
Numerator:
Allocation of net income	$251,345	$176,058	$632,482	$158,121

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	9,850,641	6,900,000	27,600,000	6,900,000
Basic and diluted net income per share	$0.03	$0.03	$0.02	$0.02

	Nine Months Ended
	September 30,
	2023		2022
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$(658,531)	$(249,147)	$462,276	$115,569

Denominator: Weighted average non-redeemable common stock
Weighted average shares outstanding	18,237,701	6,900,000	27,600,000	6,900,000
Basic and diluted net income (loss) per share	$(0.04)	$(0.04)	$0.02	$0.02

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 30, 2021, the Sponsor paid an aggregate of $25,000 in exchange for issuance of 8,625,000 Founder Shares. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 Founder Shares to the Company at no cost. An aggregate of 175,000 Founder Shares were issued to the independent directors for an aggregate of $700. All shares and associated amounts have been retroactively restated to reflect the surrender and issuance of these shares. As of September 30, 2023, there were 6,900,000 Founder Shares outstanding. The Founder Shares represent 41.2% of the Company’s issued and outstanding shares as of September 30, 2023.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined, and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On November 16, 2021, the Company entered into an agreement pursuant to which, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse the Sponsor or an affiliate thereof $15,000 per month for office space, utilities, secretarial and administrative support. As of September 30, 2023 and December 31, 2022, the Company owed $270,000 and $135,000 to the Sponsor or an affiliate thereof for administrative support costs, respectively.

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

Convertible Promissory Notes

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

On May 17, 2023, the NETC Board elected to extend the date by which NETC has to consummate an initial Business Combination from May 18, 2023 to August 18, 2023 and affiliates of the Sponsor deposited a total of $886,558, representing $0.03 per Class A common stock not redeemed, into the Trust Account in exchange for non-interest bearing, unsecured promissory notes. Additional extension deposits totaling $591,038 were made on August 16, 2023 and September 14, 2023. Subsequent to September 30, 2023, a fourth extension payment was made for $295,519 by Nabors Lux. The notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which NETC’s initial Business Combination is consummated and (ii) the liquidation of NETC on or before November 18, 2023, unless such date is extended pursuant to the Charter. If NETC consummates an initial Business Combination, the Company will repay the loans out of the proceeds of the Trust Account or, the Sponsor may elect to convert a portion or all of such loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

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

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock— The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the NETC Board. On September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 9,850,641 and 27,600,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption.

Class B Common Stock— The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no shares issued or outstanding.

Class F Common Stock— The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On March 29, 2021, the Company issued 8,625,000 shares of Class F common stock to the Sponsor. On November 16, 2021, the Sponsor surrendered an aggregate of 1,900,000 shares of Class F common stock to the Company at no cost. An aggregate of 175,000 shares of Class F common stock were issued to the independent directors for an aggregate of $700. As of September 30, 2023 and December 31, 2022, there were 6,900,000 shares of Class F common stock outstanding. The shares of Class F common stock represent 41.2% of the Company’s issued and outstanding shares as of September 30, 2023.

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

Warrants— As of September 30, 2023 and December 31, 2022, there were 13,800,000 Public Warrants and 13,730,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable 30 days after the completion of an initial Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 days after the closing of its initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement.

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

NOTE 8. INCOME TAXES

The Company’s provision for income taxes for the three and nine months ended September 30, 2023 was $0.3 million and $1.3 million, respectively and $0.2 for the three and nine months ended September 30, 2022. The effective tax rate was 39% and 317% for the three and nine months ended September 30, 2023, respectively. The effective tax rate was 22% and 28% for the three and nine months ended September 30, 2022, respectively. The increase in taxes is attributable to an increase in earnings from the Trust Account. The effective tax rate differs from the statutory tax rate of 21% as the Company continues to record a full valuation allowance for all its deferred tax assets, as discussed below.

As of September 30, 2023 and December 31, 2022, the Company has concluded that it is more likely than not that the Company will not realize the benefit of its deferred tax assets associated with capitalized start-up costs. Start-up costs cannot be amortized until the Company starts business operations. Therefore, a full valuation allowance has been established, as future events such as business combinations cannot be considered when assessing the realizability of deferred tax assets. Accordingly, the net deferred tax assets have been fully reserved.

As of September 30, 2023 and December 31, 2022, the Company has not recorded any tax liability for uncertain tax positions. The Company’s continuing practice is to recognize potential accrued interest and/or penalties related to income tax matters within income tax expense. During the nine months ended September 30, 2023 and 2022, the Company did not accrue any interest and penalties.

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the events discussed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” “intend,” “might,” “possible,” “potential,” or the negative of such terms or similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.

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

Recent Developments

Business Combination Agreement

On February 14, 2023, the Company entered into a business combination agreement with Vast Renewables Limited, an Australian public company limited by shares (f/k/a Vast Solar Pty Ltd, an Australian proprietary company limited by shares) (“Vast”), Neptune Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Vast (“Merger Sub”), Nabors Energy Transition Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and Nabors Industries Ltd. (“Nabors”) (the “Business Combination Agreement” and the transactions contemplated therein, the “Vast Business

Combination”), pursuant to which, among other things and subject to certain terms and conditions, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned direct subsidiary of Vast (the “Merger”).

Each share of the Company’s Class A common stock issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) with respect to which a stockholder has validly exercised its redemption rights (“Redemption Rights”) provided for in the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”) (i) will be redeemed immediately prior to the Effective Time and will be converted into the right to receive from the Company, in cash, an amount per share calculated in accordance with such stockholder’s Redemption Rights and (ii) will not be entitled to receive ordinary shares in Vast (the “Vast Ordinary Shares”).

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

On October 19, 2023, the Company, the Sponsor, Vast and Merger Sub entered into an Amendment and Waiver to the Business Combination Agreement (the “BCA Amendment”), pursuant to which, among other things, (i) Vast agreed to issue at the closing of the Vast Business Combination (the “Closing”), 350,000 Vast Ordinary Shares to Nabors Lux 2 S.a.r.l, an affiliate of Nabors (“Nabors Lux”) pursuant to the Nabors Backstop Agreement (as defined below), (ii) Vast agreed to issue 1,500,000 Vast Ordinary Shares to the Sponsor in the Merger as acceleration of a portion of the 2,400,000 Vast Ordinary Shares that may be issued to the Sponsor upon the achievement of certain share price targets during the Earnout Period (as defined below) (the “Accelerated Earnback Shares”), pursuant to the Nabors Backstop Agreement, (iii) Vast and Merger Sub agreed to waive in their entirety (a) the conditions precedent to their respective obligations to consummate the Business Combination set forth in Section 8.3 of the Business Combination Agreement, including that Vast will have cash and cash equivalents in an aggregate amount not less than $50.0 million at the Closing, and (b) their rights to terminate the Business Combination Agreement pursuant to Section 9.1(g) thereof for a breach of any representation, warranty, covenant or agreement on the part of the Company, and (iv) the parties agreed to amend and restate in its entirety the form of Shareholder and Registration Rights Agreement to be entered into at Closing.

In connection with the Business Combination Agreement, the Company entered into the following agreements:

Support Agreement. The Company entered into the Support Agreement with the Sponsor, Vast, Nabors Lux 2 S.a.r.l., an affiliate of Nabors (“Nabors Lux”), and the independent directors (together with our Sponsor and Nabors Lux, the “Insiders”), pursuant to which, among other things, the Insiders agreed (i) to certain restrictions on the transfer of the Company’s shares of Class F common stock, par value $0.0001 per share (the “Founder Shares”) and the Company’s 13,730,000 warrants consummated in a Private Placement with the closing of the Initial Public Offering (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), (ii) to vote all Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement, (iii) to waive the anti-dilution rights with respect to their Founder Shares and (iv) to enter into the Shareholder and Registration Rights Agreement.  The Sponsor will have the right to be issued up to 3,900,000 additional Vast Ordinary Shares during the time period between the date that is 70 days after the Closing and the five year anniversary of the Closing (the “Earnout Period”) upon satisfaction of certain price targets set forth therein, which price targets will be based on the daily volume-weighted average closing sale price of one Vast Ordinary Share quoted on the New York Stock Exchange (or the exchange on which the Vast Ordinary

Shares are then listed), for any 20 trading days within any 30 consecutive trading day period within the Earnout Period. On October 19, 2023, the Company, the Sponsor and Vast entered into Amendment No. 1 to the Support Agreement (the “Support Agreement Amendment”), pursuant to which the Company and the Sponsor agreed to reduce by 500,000 shares each tranche of Vast Ordinary Shares to be issued to the Sponsor upon satisfaction of certain price targets set forth therein, for an aggregate reduction of 1,500,000 Vast Ordinary Shares.

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

In connection with the Closing, the Company will enter into, among others, the following agreement:

Shareholder and Registration Rights Agreement.

Concurrently with the Closing, the Company, Vast, the Sponsor and the holder parties thereto will enter into the Shareholder and Registration Rights Agreement (the “Shareholder and Registration Rights Agreement”), pursuant to which Vast will agree that, within 60 days of the Closing, Vast will file with the SEC (at Vast’s sole cost and expense) a resale registration statement, and Vast will use its commercially reasonable efforts to have the such registration statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the holders of certain securities held by or issuable to certain of the Company’s existing shareholders and Vast can demand Vast’s assistance with underwritten offerings and exercise demand or piggyback rights with respect to such offerings. Additionally, the Shareholder and Registration Rights Agreement contains a customary lock-up agreement for six months after the Closing.

The Shareholder and Registration Rights Agreement will also grant (a) to Nabors a consent right over all debt or equity capital raised by Vast (excluding certain issuances of securities pursuant to (i) compensatory stock or option plans, (ii) contracts existing as of the date of the Nabors Backstop Agreement, (iii) securities issued pursuant to convertible securities issued or issuable pursuant to agreements existing as of the date of the Nabors Backstop Agreement and (iv) a bona fide merger or acquisition with an unrelated third party that is, itself, directly or indirectly, an operating company or an owner of an asset in a business synergistic with the business of Vast) post-Closing until the earlier to occur of (the “Additional Rights Expiration Date”) (A) the third anniversary of the Closing and (B) the date on which Vast’s equity market capitalization equals or exceeds $1 billion and (b) to the Sponsor (i) until the Additional Rights Expiration Date, the right to nominate for election two directors to the Vast board of directors (the “Vast Board”) and (ii) after the Additional Rights Expiration Date, the right to nominate for election one director to the Vast Board for so long as Nabors and its affiliates collectively beneficially own 50% of the number of Vast Ordinary Shares that the Sponsor and its affiliates collectively beneficially owned immediately following the Closing. In addition, the Shareholder and Registration Rights Agreement will also provide to Nabors certain rights if, prior to (A) the date that is six months following the Closing, any investor, or (B) the date that is nine months following the Closing, certain investors, invests in equity or debt interests of Vast on terms that are more favorable to such investor from a financial perspective than the terms applicable to Nabors Lux under the Nabors Backstop Agreement, as determined by Nabors in its reasonable discretion (any such investment within the specified time periods, a “Superior Capital Raise”). To the extent the investor in a Superior Capital Raise has subscribed for Vast Ordinary Shares at a price less than the price paid by Nabors Lux under the Nabors Backstop Agreement (the “Lower Capital Price”), then Vast will issue additional Vast Ordinary Shares to Nabors (or its affiliates) so that the aggregate number of Vast Ordinary Shares received by Nabors and its affiliates for their investment under the Nabors Backstop Agreement is equal to the number of Vast Ordinary Shares they would have received had the price for all such shares been the Lower Capital Price, as further described and subject to the conditions set forth in the Shareholder and Registration Rights Agreement. To the extent the investor in a Superior Capital Raise has subscribed for any security other than Vast Ordinary Shares, Nabors will, to the extent there would not be significant impediments to the timely consummation of such an exchange, have the right to exchange the equity interests (and the debt interests received in exchange for equity interests in a prior exchange under this provision) still held by Nabors (and its affiliates) that were purchased pursuant to the Nabors Backstop Agreement (excluding any shares that were issued as the Accelerated Earnback Shares) for debt or equity interests on the terms issued in the Superior Capital Raise, so that Nabors (or its affiliates) hold the debt or equity interests they would have held had the investment under the Nabors Backstop Agreement been conducted on the terms of the Superior Capital Raise, as further described and subject to the conditions set forth in the Shareholder and Registration Rights Agreement. The Shareholder and Registration Rights Agreement will also grant to AgCentral the right to nominate one director to the Vast Board for so long as AgCentral and its affiliates collectively beneficially own at least the number of Vast Ordinary Shares that would entitle the Sponsor the right to nominate for election directors under the Shareholder and Registration Rights Agreement.

Canberra Subscription.  On September 18, 2023, Vast entered into a subscription agreement with Capital Airport Group (“CAG”), the owner and operator of Canberra Airport, to purchase a minimum of $5.0 million, and up to $10.0 million, of Vast Ordinary Shares at a purchase price of  $10.20 per share in a private placement (the “Canberra Subscription”). The Canberra Subscription is conditional on  the Closing. Of the $10.0 million Canberra Subscription, $5.0 million will serve as a backstop for subsequent capital raised by Vast prior to Closing via additional Notes

Subscriptions or Equity Subscriptions (the “CAG Backstop”). Accordingly, the amount invested by CAG pursuant to the Canberra Subscription will be reduced below $10.0 million, but not below $5.0 million, by one dollar for every three dollars raised by Vast prior to Closing via the issuance of additional shares or debt instruments. Therefore, the CAG Backstop may not ultimately be funded in full or at all.

October Notes Subscription Agreement. On October 19, 2023, Nabors Lux entered into a Notes Subscription Agreement (the “October Notes Subscription Agreement”) with Vast pursuant to which, among other things, Nabors Lux agreed to subscribe for and purchase an additional $2.5 million of senior convertible notes, which are convertible into an equivalent number of Vast Ordinary Shares at $10.20 per share (the “Incremental Funding”), in addition to the $5.0 million of senior convertible notes already owned. Nabors Lux’s commitment under the Equity Subscription Agreements will be reduced, dollar-for-dollar, by the Incremental Funding.

Backstop Agreement. On October 19, 2023, Vast entered into a Backstop Agreement (the “Nabors Backstop Agreement”) pursuant to which Nabors Lux agreed to purchase up to $15.0 million of Vast Ordinary Shares at a purchase price of $10.20 per share (the “Nabors Backstop”). The Nabors Backstop will serve as a backstop for redemptions of Class A Common Stock by NETC public stockholders (the “Public Stockholders”) in connection with the Business Combination and subsequent capital raised by Vast prior to or in connection with Closing from additional third parties (other than Nabors, AgCentral, CAG and their respective affiliates). Accordingly, the amount invested by Nabors pursuant to the Nabors Backstop Agreement will be reduced below $15.0 million, dollar-for-dollar, by (i) the balance of the cash remaining in the trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) after giving effect to any redemptions of NETC Class A Common Stock by Public Stockholders in connection with the Business Combination and (ii) amounts invested by investors other than Nabors Lux, AgCentral and CAG. Therefore, the Nabors Backstop may not ultimately be funded in full or at all.

Master Agreement. On October 19, 2023, the Company, Vast, Nabors, the Sponsor, Nabors Lux, Merger Sub and AgCentral entered into the Master Agreement, which, among other things, summarizes the key terms of each of the BCA Amendment, Support Agreement Amendment, October Notes Subscription Agreement, Nabors Backstop Agreement and form of Shareholder and Registration Rights Agreement (the “Master Agreement”).

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

On May 17, 2023, the NETC Board elected to extend the date by which the Company has to consummate an initial business combination by an additional three months from May 18, 2023 to August 18, 2023, as permitted under the Charter, and affiliates of the Sponsor deposited a total of $886,558 into the Trust Account.  On August 16, 2023, September 14, 2023 and October 13, 2023, additional deposits of $295,519 were made into the Trust Account.

On November 6, 2023, the Company filed a preliminary proxy statement proposing that the Company’s stockholders approve its Charter to allow the NETC Board, without another stockholder vote, to elect to extend the date by which the Company has to consummate an initial Business Combination up to three times for an additional one month each time (but in no event to a date later than 28 months from the closing of Initial Public Offering), provided that the Sponsor (or its affiliates of designees), deposits into the Trust Account for each monthly extension an amount equal to $200,000 in exchange for a non-interest bearing, unsecured promissory note.

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

For the three and nine months ended September 30, 2023, we had a net income (loss) of $427,403 and $(907,677), respectively. The net income (loss) consisted of $664,128 and $6,042,942 in general and administrative expenses and $276,753 and $1,325,160 of income taxes, respectively. The expenses were offset by interest income of $1,368,284 and $6,460,425 for the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2022, we had a net income of $790,603 and $577,845, respectively. The net income consisted of $214,423 and $842,467 in general and administrative expenses for the three and nine months ended September 30, 2022, respectively and $224,021 of income taxes for the three and nine months ended September 30, 2023. The expenses were more than offset by interest income of $1,229,047 and $1,644,333, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had approximately $82,514 of cash in our operating account and working capital deficit of approximately $4.9 million. As of December 31, 2022, we had $0.5 million of cash in our operating account and working capital of approximately $0.5 million.

Our liquidity needs up to November 19, 2021 had been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Founder Shares and a loan of approximately $300,000 from our Sponsor pursuant to the promissory note (as amended and restated on October 27, 2021), of which approximately $141,000 was borrowed which was repaid in full on November 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds (“Working Capital Loans”). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of an initial business combination or November 19, 2023 (or up to December 19, 2023 if extended pursuant to the Charter) (the “Combination Period”). Over this time period, we intend to use these funds for paying existing accounts payable, paying for travel expenditures and consummating the initial business combination. If a business combination is not consummated by November 19, 2023 (or up to December 19, 2023 if extended pursuant to the Charter), there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2023, no adjustments have been made to the carrying amounts of assets or liabilities that might be necessary should the Company be required to liquidate at the end of the Combination Period.

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

Convertible Promissory Notes

On February 16, 2023, Nabors Lux and Greens Road Energy LLC, a Delaware limited liability company (“Greens Road”), deposited an aggregate $2,760,000 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from February 18, 2023 to May 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $1,518,000 and (ii) Greens Road, in the principal amount of $1,242,000, for an aggregate principal amount of $2,760,000 (the “February Notes”). On May 17, 2023, Nabors Lux and Greens Road deposited an additional aggregate $886,558 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from May 18, 2023 to August 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $487,607 and (ii) Greens Road, in the principal amount of $398,951, for an aggregate principal amount of $886,558 (the “May Notes”).  Nabors Lux deposited $295,519 into the Trust Account on August 16, 2023, September 14, 2023 and October 13, 2023.  In connection with each monthly extension, we issued an unsecured promissory note to Nabors Lux (the “Monthly Notes” and together with the February Notes and May Notes, the “Notes”). Each of Nabors Lux and Greens Road is an affiliate of the Sponsor. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated as provided herein and (ii) the liquidation of the Company on or before November 18, 2023 (unless such date is extended pursuant to our Charter or such later liquidation date as may be approved by our stockholders).

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” The Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 9,850,641 and 27,600,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Extension

On February 16, 2023, Nabors Lux and Greens Road deposited an aggregate $2,760,000 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from February 18, 2023 to May 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $1,518,000 and (ii) Greens Road, in the principal amount of $1,242,000, for an aggregate principal amount of $2,760,000. On May 17, 2023, Nabors Lux and Greens Road deposited an additional aggregate $886,558 into our Trust Account in order to extend the date by which the Company has to consummate an initial business combination from May 18, 2023 to August 18, 2023. In connection with such extension, we issued an unsecured promissory note to each of (i) Nabors Lux, in the principal amount of $487,607 and (ii) Greens Road, in the principal amount of $398,951, for an aggregate principal amount of $886,558. Each of Nabors Lux and Greens Road is an affiliate of the Sponsor. Nabors Lux deposited $295,519 into the Trust Account on August 16, 2023, September 14, 2023 and October 13, 2023. In connection with each monthly extension, we issued an unsecured promissory note to Nabors Lux. The Notes bear no interest and are due and payable upon the earlier to occur of (i) the date on which our initial business combination is consummated as provided herein and (ii) the liquidation of the Company on or before November 18, 2023 (unless such date is extended pursuant to our Charter or such later liquidation date as may be approved by our stockholders).

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
2.1**

Amendment and Waiver to the Business Combination Agreement, dated October 19, 2023, by and between NETC, the Sponsor, Vast and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on October 24, 2023).

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
10.1

Promissory Note, dated August 16, 2023, issued to Nabors Lux 2 S.a.r.l. by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on August 17, 2023).

10.2

Promissory Note, dated September 14, 2023, issued to Nabors Lux 2 S.a.r.l. by Nabors Energy Transition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on September 14, 2023).

10.3

Promissory Note, dated October 13, 2023, issued to Nabors Lux 2 S.a.r.l. by Nabors Energy Transition Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on October 16, 2023).

10.4

Amendment No. 1 to Support Agreement, dated October 19, 2023, by and between NETC, the Sponsor and Vast (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on October 24, 2023).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Anthony G. Petrello, Chairman, President and Chief Executive Officer.*
31.2*	Rule 13a-14(a)/15d-14(a) Certification of William Restrepo, Chief Financial Officer.*
32.1*

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Anthony G. Petrello, Chairman, President and Chief Executive Officer and William Restrepo, Chief Financial Officer.*

99.1

Notes Subscription Agreement, dated October 19, 2023, by and between Vast and Nabors Lux (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on October 24, 2023).

99.2**

Backstop Agreement, dated October 19, 2023, by and between Vast and Nabors Lux (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on October 24, 2023).

99.3**

Master Agreement, dated October 19, 2023, by and between Vast, Nabors, NETC, the Sponsor, Nabors Lux, Merger Sub and AgCentral (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-41073) filed with the SEC on October 24, 2023).

101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Schema Document*
101.CAL*	Inline XBRL Calculation Linkbase Document*
101.LAB*	Inline XBRL Label Linkbase Document*
101.PRE*	Inline XBRL Presentation Linkbase Document*

101.DEF*	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)

*     Filed herewith

** Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABORS ENERGY TRANSITION CORP.
Date: November 13, 2023
	By:	/s/ Anthony G. Petrello
	Name:	Anthony G. Petrello
	Title:	President and Chief Executive Officer